Form 10-K
period 2010-12-31
Motorola Mobility Holdings, Inc
filed 2011-02-18
CIK 1495569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File number 001-34805

MOTOROLA MOBILITY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	27-2780868
(State of Incorporation)	(I.R.S. Employer Identification No.)

600 N. U.S. Highway 45, Libertyville, Illinois 60048

(Address of principal executive offices)

(847) 523-5000

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 Par Value per Share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of June 30, 2010, the registrant’s common stock was not publicly traded. The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of January 31, 2011 was 294,528,536.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with its Annual Meeting of Stockholders to be held on May 9, 2011, are incorporated by reference into Part III.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements or other public statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. You should understand that the factors described under “Risk Factors” and the following important factors could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•	adverse developments in general business, economic and political conditions or any outbreak or escalation of hostilities on a national, regional or international basis;

•

the uncertain economic climate and its impact on the markets in general or on the ability of our suppliers to meet their commitments to us, or the timing of purchases by our current and potential customers, and other general economic and business conditions;

•	the impact of our separation from Motorola, Inc. and risks relating to our ability to operate effectively as an independent, publicly traded company;

•	changes in our cost structure, management, financing and business operations following our separation from Motorola, Inc.;

•	the rapidly changing and intensely competitive nature of the Mobile Devices and Home businesses;

•	fluctuations in our operating results, unanticipated delays or accelerations in our sales cycles and the difficulty of accurately estimating revenues;

•	competition in our existing and future lines of business and the financial resources of competitors; and

•	risks inherent in operating in foreign countries, including the impact of economic, political, legal, regulatory, compliance, cultural, foreign currency fluctuations and other conditions abroad.

Except for historical matters, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to, for example:

•	our business strategies, plans and objectives, including the anticipated impact of such strategies, plans and objectives;

•	our future operating and financial performance;

•	remaining estimated cash and cash equivalents that Motorola, Inc. is expected to contribute to Motorola Mobility upon repatriation;

•	future levels of revenues, operating margins, income from operations, net income, earnings per share and other financial information;

•	expectations regarding the Company’s ability to finance its operations and its ability to obtain, and the cost of, performance related bonds;

•	future hedging activities;

•	anticipated levels of demand for our products and services;

•	expectations regarding our research and development activities and intellectual property, including expectations regarding the competitiveness of the patent portfolio;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	expectations regarding opportunities for growth;

•	expectations regarding availability of materials and components, energy supplies and labor;

•	the potential effects of judicial or other proceedings and of the financial markets on our business, financial condition, results of operations and cash flows; and

•	the anticipated effects of actions of third-parties such as competitors, counterparties, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation.

In particular, information included under “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements.

Other factors not identified above, including the risk factors described in the section entitled “Risk Factors” included elsewhere in this Annual Report on Form 10-K, may also cause actual results to differ materially from those projected by our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our reasonable control.

You should consider the areas of risk described above, as well as those set forth in the section entitled “Risk Factors” included elsewhere in this Annual Report on Form 10-K, in connection with considering any forward-looking statements that may be made by us and our businesses generally. We cannot assure you that projected results or events reflected in the forward-looking statements will be achieved or occur. The forward-looking statements included in this document are made as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

MOTOROLA and the Stylized M Logo are trademarks or registered trademarks of Motorola Trademark Holdings, LLC. DROID is a trademark of Lucasfilm Ltd. and its related companies. Used under license. GOOGLE and ANDROID are trademarks of Google Inc. All other product or service names are the property of their respective owners. © 2011 Motorola Mobility, Inc. All rights reserved.

PART I

Throughout this 10-K report we “incorporate by reference” certain information in parts of other documents filed with the Securities and Exchange Commission (the “SEC”). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information.

We are making forward-looking statements in this report. In “Item 1A: Risk Factors” we discuss some of the risk factors that could cause actual results to differ materially from those stated in the forward-looking statements.

“Motorola Mobility” (which may be referred to as the “Company,” “we,” “us,” or “our”) means Motorola Mobility Holdings, Inc. or Motorola Mobility Holdings, Inc. and its subsidiaries, or one of our segments, as the context requires. “Motorola” is a registered trademark of Motorola Trademark Holdings, LLC.

Item 1: Business

Separation from Motorola, Inc.

On January 4, 2011 (the “Distribution Date”), Motorola Mobility Holdings, Inc. became an independent, publicly traded company as a result of Motorola, Inc.’s distribution of its shares of Motorola Mobility to Motorola, Inc. stockholders. On the Distribution Date, Motorola, Inc. stockholders of record as of the close of business on December 21, 2010 (the “Record Date”) received one share of Motorola Mobility common stock for every eight shares of Motorola, Inc. common stock held as of the Record Date (the “Distribution”). Motorola Mobility is comprised of Motorola, Inc.’s former Mobile Devices and Home businesses. Motorola, Inc.’s Board of Directors approved the distribution of its shares of Motorola Mobility Holdings, Inc. on November 30, 2010. Motorola Mobility Holdings, Inc. was incorporated on May 28, 2010 and is the parent of Motorola Mobility, Inc., our main U.S. wholly owned operating subsidiary through which we conduct substantially all of the business activities discussed in this Annual Report on Form 10-K. Our Registration Statement on Form 10 was declared effective by the U.S. Securities and Exchange Commission on December 1, 2010. Our common stock began trading “regular-way” under the ticker symbol “MMI” on the New York Stock Exchange on January 4, 2011.

Motorola, Inc. changed its name to Motorola Solutions, Inc. (hereinafter, our “Former Parent”) effective on separation on January 4, 2011.

Motorola Mobility

Motorola Mobility Holdings, Inc. is a provider of innovative technologies, products and services that enable a broad range of mobile and wireline digital communication, information and entertainment experiences. The Company’s integrated products and platforms deliver rich multimedia content, such as video, voice, messaging and Internet-based applications and services to multiple screens, such as mobile devices, televisions and personal computers (“multi-screens”). Our product portfolio primarily includes mobile devices, wireless accessories, set-top boxes and video distribution systems, and wireline broadband infrastructure products and associated customer premises equipment. We are focused on developing differentiated, innovative products to meet the expanding needs of consumers to communicate, to collaborate and to discover, consume, create and share content at a time and place of their choosing on multiple devices. We operate our business in two segments, our Mobile Devices segment and our Home segment.

We believe we are well positioned to enable the evolving digital lifestyle by delivering multi-screen experiences across multiple types of devices. Previously separate industries like the wireless, media, the Internet and computing industries are increasingly interacting with each other, creating consumer demand for new devices, applications and services, including cloud-based services. Cloud-based refers to a computing environment where applications and content are shared and delivered over the network using resources that might be located in a single data center, distributed across a number of data centers, or spread throughout the entire network. We offer devices that support these new applications and services, including the ATRIX™ smartphone and DROID™ by MOTOROLA family of smartphones. MOTOBLUR™, our cloud-based service platform, manages, aggregates, automatically delivers (referred to as “push”) and uploads personalized digital content, such as photos, videos and social networking updates. We are also a provider of products and services for the delivery of video, voice and data to the home. Our businesses have complementary core strengths and synergies in intellectual property, technology, design, distribution and operator and carrier relationships, which together with a global brand uniquely position us to capitalize on emerging opportunities.

The relationship between consumers, devices and the world around them is rapidly evolving due to the convergence of wireless, media, the Internet and computing, and consumers’ demand for anywhere, anytime communications and collaboration. This convergence is enabling new digital lifestyles, as demonstrated by the following key trends, including:

•	Adoption of wireless and wired broadband Internet connectivity;

•	Increased use of social networking across multiple devices;

•	Growth of online and mobile video; and

•	Widespread use of online and mobile commerce.

These digital lifestyles are characterized by new engagement models. Consumers want to:

•	Communicate using voice, text, instant messaging, email, social networking and blogs;

•	Rapidly access information through broadband connectivity anywhere and anytime;

•	Consume and interact with entertainment and media content;

•	Use one device for both business and personal applications;

•	Capture and share user generated content, such as photos and videos; and

•	Purchase goods and services through online and mobile commerce.

We sell our products globally and in 2010 our net revenues were $11.5 billion. We have approximately 19,000 employees and we operate in approximately 40 countries, with major facilities in the U.S., China, Brazil and Taiwan. Our direct customers are large, leading telecommunications and cable operators. We also sell our products through retailers and distributors. We are strongly committed to research and development and we have a broad portfolio of approximately 17,000 granted patents and approximately 7,500 pending patent applications worldwide.

Business Segments

We report financial results for the following two business segments:

Mobile Devices Segment

The Mobile Devices segment is a provider of mobile devices and related products and services designed to deliver mobile communications, such as voice, messaging, push-to-talk and video, and to deliver mobile Internet access and content, including multimedia, social networking, navigation and other mobile applications. Mobile Devices net revenues represented 68% of Motorola Mobility’s combined net revenues in 2010.

Our Products

We design, manufacture and sell a range of mobile devices encompassing multiple network technologies, form factors (which are the physical look and mechanical function of a device), capabilities, price points and geographies. Our product portfolio of mobile devices includes smartphones (which are wireless phones with advanced Internet browsing and application capabilities), feature phones (which are wireless phones with limited Internet browsing and application capabilities), voice-centric phones (which are primarily used for calls and text messaging), and media tablet devices (also known as slates) (“media tablets”) that offer enhanced multimedia and functionality to the end user. We also provide complementary mobile software, services, and accessories and license our extensive portfolio of intellectual property. We market our products globally to mobile network operators and carriers (collectively “wireless carriers”) and consumers through direct sales, retailers, and distributors.

Our Industry

In 2010, total industry shipments of wireless handsets increased from an economically weakened level in 2009. The smartphone segment grew on a unit basis more than 60% from 2009 to 2010. We expect the smartphone segment unit growth to be between 40% to 50% for the full year 2011. In addition, wireless connectivity is being integrated into new classes of devices (“converged devices”), including media tablets, creating new growth opportunities for mobile devices manufacturers. We expect the market for media tablet units to more than double in 2011.

Key drivers of mobile device growth include:

•

Growing Consumer Demand for Multi-Function Devices. The mobile device is evolving from a voice-only communications device to a multi-function device with features like digital still camera, video camera, music player, organizer, email and calendars, Internet browsing and gaming. Consumers’ desire for mobile data and their evolving communication patterns will continue to drive the demand for devices with enhanced, personalized mobile experiences, including easy access to the Internet, content and applications on a real-time basis.

•

Wireless Carriers’ Focus on Growing Data ARPU. In response to intense competition and shifting consumer communication behavior, we expect wireless carriers to continue to focus on increasing data average revenue per user (“ARPU”) to offset declining voice ARPU. To drive data ARPU, we believe wireless carriers will continue to promote smartphones and converged devices that provide Internet access, applications and services. In addition, wireless carriers are continuing to deploy higher bandwidth wireless technologies such as fourth generation cellular (“4G”) standards to better support smartphones and converged devices that enhance consumers’ overall mobile experience.

•

Advanced Device Technology. High performance mobile microprocessors, advanced mobile browsers, and high speed wireless networks are enabling mobile devices to provide functionality similar to what consumers experience on a personal computer. Advanced operating systems have enabled third-party developers to create thousands of new innovative mobile applications that consumers can easily download and install on their mobile devices.

•

Emergence of Mobile Cloud-Based Services. Increasingly, cloud-based services and applications are being used to deliver information and content to mobile devices. Examples of these services include sharing and consumption of media, social networking and location based services, such as navigation.

•

Increasing Consumer Choices Within the Enterprise. Businesses are increasingly permitting employees to choose the mobile devices they use in the workplace. At the same time, employees are seeking multi-functional devices to serve business and personal applications.

Mobile device manufacturers compete in a rapidly evolving marketplace. To be successful, manufacturers must consistently innovate and deliver a differentiated product portfolio. This requires extensive intellectual property assets and expertise in the integration of hardware, software and, increasingly, services. Manufacturers must also have strong wireless carrier relationships, global distribution capabilities, a strong brand and the ability to effectively build or work within a growing ecosystem of applications.

Our Strengths

We believe the strengths of our Mobile Devices segment position us well to bring to market innovative and differentiated products and services. Our key strengths include:

•

Innovative Mobile Technologies. We have a long history of developing innovative mobile devices including the first portable cellular phone, the StarTAC® and RAZR® phones, the DROID by MOTOROLA family of smartphones and, more recently, the ATRIX. We have devoted extensive research and development resources into integrating advanced technologies such as multiple radio interfaces, mobile microprocessors, advanced mobile operating systems and advanced multimedia functionality and industrial design into our mobile devices. In addition, we have extended our expertise into software application and services development to create the MOTOBLUR service platform.

•

Diverse Product Portfolio. Our diverse global product portfolio includes media tablets, smartphones, feature phones and voice-centric devices. This portfolio extends across various wireless technologies, capabilities, form factors and price points.

•

Deep Customer Relationships. We have extensive relationships with wireless carriers, retailers and global distributors that have been in place for many years. Our global sales organization markets our portfolio of devices and services around the world.

4

•

Strong Patent Portfolio. We have developed an extensive portfolio of intellectual property assets through our significant and continued investment in research and development. The intellectual property assets held by our Mobile Devices segment include approximately 15,200 granted patents and 6,200 pending patent applications, worldwide, which are complemented by another approximately 1,900 granted patents and 1,300 pending patent applications, worldwide, held by our Home segment for a total held by our two segments of approximately 17,000 granted patents and 7,500 pending patent applications, worldwide. These patents and patent applications are directed to inventions in areas such as wireless, audio, video, design and user interface (“UI”).” Further, we believe our portfolio of patents in 4G will position us well in the upcoming technology transition from 2G and 3G.

•	Global Brand. Our highly recognizable and successful global brand has been in use for over 80 years. We believe our brand is associated with quality, reliability and innovation.

Our Strategy

We are committed to provide a portfolio of smartphones and media tablets that will enhance the mobility of the Internet and deliver interactive, personalized multi-screen experiences and services to consumers around the world. The convergence of these experiences and services onto a single mobile device requires integration of hardware, software, services and UI, which we believe we can provide with our mobile devices. We also selectively develop devices which target other segments of the mobile device market, including feature phones and voice-centric devices.

Our strategy is to differentiate ourselves from competitors across a number of dimensions. We are differentiating our portfolio by providing an array of innovative and integrated smartphone devices and media tablets encompassing multiple price points, technologies and geographies. Media tablets will bring the power of computing into a mobile form factor and are a critical component to enable multi-screen experiences. We are also differentiating our products through our global distribution reach, highly recognized brand and extensive customer relationships. As the new digital lifestyle continues to evolve, we plan to take advantage of our capabilities in mobile and wireline communications to meet consumers’ increasing demands to communicate and collaborate inside and outside the home effortlessly on multiple devices. Key elements of our strategy include:

•

Capitalize on Our Leading Technology Position.    We believe that open-source platforms foster rapid innovation and encourage third-party development of applications and services, resulting in an expansive ecosystem of consumer experiences and entertainment. We are currently using the AndroidTM operating system, a royalty-free, open-source platform developed by Google™, to develop our portfolio of smartphones, which currently has a large offering of applications and services.

We are differentiating certain of our product offerings by using the Android operating system with MOTOBLUR. This platform aggregates data such as social network updates, email and calendar and automatically pushes data to the device rather than requiring the user to login individually to multiple services, which increases network traffic and reduces battery life.

We recently announced an innovative new mobile computing solution. Beginning with the ATRIX, certain of our smartphones will feature our Webtop software, providing a desktop environment with a full desktop browser. When combined with our docking accessories, the device functionality is transformed into a powerful mobile computer. We believe the launch of our advanced Webtop-enabled smartphones and docking accessories opens the doors for Motorola Mobility to enter new mobile computing markets. With our Webtop-enabled smartphone-docking accessory bundles, our customers will experience desktop PC performance on a mobile smartphone.

As data consumption continues to increase, next-generation wireless technologies will be critical to ensure efficient use of wireless carriers’ spectrum. We continue to invest in next-generation wireless technologies, including evolved high speed packet access (“HSPA+”) and 4G, including long-term evolution (“LTE”). These investments will enable us to develop devices for high speed networks to enable delivery of converged services and media.

•	Extend Our Product Portfolio.

Our primary product portfolio focus is developing and marketing a portfolio of smartphones and media tablets. We plan to address multiple smartphone and media tablet segments including high-tier performance devices, devices optimized for enterprise and business users, and entry-level devices. These devices will continue to be differentiated by a variety of factors, including form factor, price, processor speed, display size and consumer experience. We will offer new classes of docking accessory devices that extend the capabilities of our mobile devices by enabling the connection of external keyboards and displays. We believe our bundled mobile device and accessories will enable a wide range of multimedia, broadband Internet browsing and other mobile computing experiences without the need for a traditional computer. Our market priorities continue to be primarily North America, China, and Latin America, followed by Western Europe and other strategic markets.

In the feature phone market, we are developing a limited number of phones for specific customers or applications. This may include rugged devices for certain wireless carriers and integrated digital enhanced network (“iDEN®”) push-to-talk devices. Our feature phone portfolio is focused primarily on North American based customers.

We also utilize original design manufacturers (“ODMs”) to develop a portfolio of lower-priced mobile devices. These devices are our lowest priced devices and are aimed primarily at retailers and distributors in emerging markets.

•

Leverage Customer Relationships and Global Distribution.    We currently market our mobile devices portfolio to leading wireless carriers, distributors and retailers around the world through our global sales organization. We recently strengthened our relationship with our customers through the launch of several smartphones in North America, China, Latin America, Western Europe and Korea in 2010. We plan to continue to build upon these relationships and use our global reach to drive future business growth.

•

Maximize Our Intellectual Property.    With approximately 17,000 granted patents and approximately 7,500 pending patent applications, worldwide, held by our two segments, we believe we have one of the strongest portfolios of intellectual property assets in the wireless industry. Areas of strength include wireless technologies, video, security, UI, and design. We will use our intellectual property and seek to expand our intellectual property portfolio to maintain our competitive position.

•

Market Our Products Under Our Highly Recognizable Global Brand.    Our brand has been in use for over 80 years and we believe it is associated with quality, reliability and innovation. We are strengthening our brand through advertising and marketing of our products globally.

•

Pursue Complementary Technology Through Acquisitions.    We regularly evaluate opportunities to acquire capabilities that complement our internal research and development. We have historically acquired various businesses and technologies to grow our capabilities. We expect to continue targeting acquisition candidates that have complementary technology and products.

Competition

Mobile device manufacturers compete in a rapidly evolving and highly competitive marketplace. Competitors include traditional mobile device manufacturers as well as new competitors who have entered the market in the last several years. As market demand continues to shift toward smartphones and media tablets, additional competitors may enter the mobile devices market.

The segment experiences intense competition from numerous global competitors such as Nokia, Samsung, LG, Sony-Ericsson, Apple, RIM and HTC. In 2010, these seven manufacturers together held an aggregate market share of approximately 80% of the total mobile devices market. Smartphone manufacturers have benefited from the growing smartphone demand. New competitors are also entering from the traditional computing market. In addition, second-tier vendors are increasing their presence in Asia, as well as expanding into other regions, providing another layer of competition.

In 2010, our overall market share decreased; however, our share in smartphones increased compared to 2009.

General competitive factors in the market for our products include: overall quality of user experience; design; time-to-market; brand awareness; technology offered; price; product innovation, features, performance and quality; delivery and warranty; the quality and availability of service; and relationships with key customers.

Home Segment

The Home segment is a provider of products and services to cable operators and wireline telecommunications (“telco”) service providers (collectively, “network operators”) that enable the delivery of video, voice and data services to consumers. Our product portfolio primarily includes interactive set-top boxes, end-to-end digital video and Internet Protocol Television (“IPTV”) distribution systems, broadband access infrastructure platforms, and associated data and voice customer premises equipment (“CPE”). Home net revenues represented 32% of Motorola Mobility’s combined net revenues in 2010.

Our Products

Our products and services are used by content providers and network operators throughout the delivery network and by consumers in the home.

•

We are a leader in providing set-top boxes and data and voice modems on consumers’ premises. We provide a broad array of set-top boxes for network operators that support standard definition television (“SDTV”) and high definition television (“HDTV”) delivery, including set-top boxes with integrated digital video recorder (“DVR”) capability. Our set-top boxes support a variety of delivery architectures including conventional cable TV, IPTV and hybrid IP/conventional environments. We also supply modems and gateways for data over cable service interface specification (“DOCSIS”) 3.0 and Optical Terminal Nodes for digital subscriber line (“DSL”) networks and passive optical networks (“PON”).

•

We provide a wide range of network equipment to transport signals to and from the end-user premises. Our cable modem termination systems (“CMTS”) for DOCSIS 3.0 networks and our optical headend and network equipment enable network operators to deliver video, data and voice services.

•

Our products are used by network operators to process, deliver and manage video, voice and data services. We provide integrated receiver decoders (“IRDs”), multiplexers and transcoders that receive content from the content providers for redistribution over the operators’ networks. We also provide encoders for local programming, video-on-demand (“VOD”) servers and multiplexers for placement of advertising streams. Our portfolio includes software that enables the delivery and management of multi-screen experiences across a wide range of cable, telco and wireless platforms. Our products include security solutions used between the headend and the home and device management technology for set-top boxes and modems.

•

We are a leading supplier to content providers. Our Moving Picture Experts Group (“MPEG”)-compliant SDTV and HDTV video encoding, as well as processing and multiplexing equipment, is used by leading content providers to deliver programming to network operators’ headends and central offices. Our conditional access technology secures the video content during transmission.

Our Industry

Over the last 15 years, video delivery technology has converted from analog to digital, greatly increasing program choices for consumers and enabling new capabilities such as HDTV, VOD and interactive services. During this period, both traditional cable operators and telcos have expanded their offerings to deliver video, voice and data services (“triple play”). The triple play packages and advances in wireless data technology are allowing consumers to be in touch and access the same entertainment and information inside and outside the home.

Providing video, voice and data services to consumers is a highly competitive business and our customers compete aggressively to provide individual services, triple play packages and even quad play packages, which also include mobile voice and data services. The competitive environment is driving operators to enhance and expand service offerings by adding more high definition (“HD”) channels and three dimensional television (“3D-TV”), increasing data speeds and mobile data services, and providing new experiences that bridge conventional TV and Internet services. Enabling these new capabilities is driving network operators to regularly upgrade their networks and in-home devices, such as set-top boxes and other customer premises equipment such as modems and gateways.

In 2010, while there was some economic recovery from the 2009 adverse macroeconomic conditions, demand has not yet returned to pre-2009 levels. As economic conditions improve over time, we expect industry demand to recover and return to growth.

Although the U.S. has the highest adoption of advanced video technologies like HDTV and DVR, growth opportunity remains in the U.S. as the adoption of advanced video technologies continues. In addition, the majority of global TV households has only begun to adopt these technologies and represents a significant growth opportunity. During 2010, digital TV households that purchase video programming from cable, satellite and telco providers grew by approximately 17% worldwide and global residential broadband subscribers grew by approximately 12%. We expect this trend to continue for the next couple of years as digital TV households are expected to grow by 25% to 30% and residential broadband subscribers are expected to grow by 20% to 24% from the end of 2010 through 2012.

The consumer viewing experience is expanding beyond the TV and consumers now also watch video programming on Internet Protocol (“IP”)-enabled devices, such as PCs, media tablets and smartphones. Video delivery requires substantially more bandwidth than other data services and its growth is driving operators to upgrade their network and customer premises equipment. This expanded data capacity is allowing new content providers and aggregators to use the service providers’ high speed data networks to provide over-the-top (“OTT”) services to consumers. These OTT providers sell content directly to the consumer and deliver it to the consumer’s IP-enabled devices and web-capable BluRay players, TV’s and consumer-purchased set-top boxes. Competition from OTT services is driving network operators to invest to expand their content choices, upgrade their networks and enhance their consumer experiences across TVs, PCs and wireless devices.

Our Strengths

We believe our key strengths position us well to be a leading provider of products and services to network operators. Our key strengths include:

•

A Long History of Innovation. We introduced our first cable TV system products in 1950 and have been a major supplier of cable network and in-home products for 60 years. We enabled the first pay-per-view event and launched the first all digital HDTV system. Our industry leadership also includes “firsts” in digital video compression and encryption. We were a pioneer in cable modems, produced the first HD set-top boxes with integrated DVR and developed the first multi-room DVR content distribution system.

•

Broad Portfolio of Infrastructure and Devices. We offer a broad portfolio of infrastructure and devices to enable network operators to deliver video, data and voice services. We are an industry leader in providing interactive set-top boxes supporting the major video delivery technologies. We are experienced in enabling video networks with a complete portfolio of video processing equipment and in building broadband access networks.

•

Strategic Customer Relationships. Through our global sales organization, we market our portfolio of infrastructure and devices to network operators around the world. In North America, our largest market, we are a provider to all of the top ten cable and telco service providers that provide video services to the premise and together account for over 90% of digital video subscribers. As a result of our history of supplying the industry, we have a large installed base of infrastructure and devices which positions us well to participate in network upgrades.

•

Extensive Intellectual Property and Industry Standards Leadership. We have made substantial contributions to industry standards such as MPEG for video compression, Advanced Television Systems Committee (“ATSC”) for digital TV transmission and DOCSIS for data transmission over cable systems. We believe that being at the forefront of these standardization efforts positions us as a leader in new technology adoption and gives us time-to-market advantages. The Home segment also has a strong intellectual property portfolio with approximately 1,900 granted patents and 1,300 pending patent applications, worldwide, and this portfolio is complemented by the portfolio of the Mobile Devices segment.

•

Protection and Security of High-Value Content and Devices. Our industry leading conditional access technology is used by major content providers to protect the content they distribute to network operators and has been deployed by network operators to deliver content to consumers for over 15 years in over

100 million set-top boxes. We believe our core security intellectual property and extensive experience in securing high-value content position us to provide digital rights management (“DRM”) technology for content protection in the multi-screen video market.

Our Strategy

Our Home segment is a provider of products for the delivery of video, data and voice services. We are focused on leading the development of next-generation broadband solutions which will enable the delivery of personalized media experiences across multiple devices. Key elements of our strategy include:

•

Expand Our Product Portfolio and Capabilities to Support Multi-screen Convergence and 3D Technology.    We are continuing to evolve our video infrastructure solutions to enable consumers to view, and to enhance the delivery of, video content on multiple screens such as PCs and mobile devices. We are developing products and software for securely streaming and shifting content and enhancing the content experience through linkage with social networking. We have also begun to incorporate the capability to support 3D-TV in our advanced set-top boxes and for our video infrastructure products to support the network operators’ launch of 3D programming.

•

Expand Our Software, Services and Applications Portfolio. We are expanding our ability to provide remote management of set-top boxes, gateways and other devices to support troubleshooting, customer support and software upgrades. We are also providing software application solutions that support home monitoring and control leveraging devices in the home and broadband networks.

•

Increase Digital Adoption by Customers of Network Operators in North America.    We are working to increase adoption of digital technology by network operators in North America through a portfolio of enhanced set-top boxes. These products range from basic models supporting the industry movement to all digital delivery and advanced units with HD and DVR functions, as well as network-enabled devices that support multi-room DVR playback and access to IP-delivered content. Adoption of digital technology by network operators is a key driver of growth for our business.

•

Increase Our Sales to Target Customers Outside North America.    We also are investing to grow our business globally to capitalize on the growth of video and data services in markets outside North America. We are leveraging our technology portfolio to capitalize on the growth of HDTV in Latin America, Europe, the Middle East and Africa (“EMEA”) and Asia as well and the demand for increased data speeds that are driving infrastructure investment. We also are pursuing a number of opportunities in new markets where customers are looking to deploy advanced networks to enable triple play services.

•

Continue to Enhance Our Intellectual Property Portfolio.    We also are building our intellectual property portfolio to address the changing video network architecture with hybrid IP devices and multimedia home gateways that enable the integration of IP-enabled applications. We are developing software for the network operator’s core network that supports the convergence of the video, data and voice service platforms to deliver integrated experiences. In addition, we are developing in-home and mobile media platforms that use IP-enabled CPE devices and applications to support the discovery and consumption of content across in-home and mobile devices by providing personalized services and social collaboration.

•

Pursue Complementary Technology Through Acquisitions.    We regularly evaluate opportunities to acquire capabilities that complement our internal research and development. We expect to continue targeting acquisition candidates that have complementary technology and products. We also expect to evaluate acquisition candidates that will enable us to expand our business internationally or enter adjacent markets.

Competition

Our set-top boxes and cable and wireline infrastructure equipment products compete in highly competitive global markets. We have a broad array of competitors including those with whom we compete across multiple product categories and those who are focused on products in a portion of our portfolio. The rapid technology changes occurring in the markets in which this segment competes may lead to the entry of new competitors. General competitive factors in the market for our products and systems include: technology; product and system performance; price; time-to-market; product features; quality; delivery and availability. Currently, our primary competitors include Cisco, Pace and Arris.

The cable industry had a long history of protecting the video content transmitted over its network by using a conditional access system that was integrated into the set-top box. The Federal Communications Commission (“FCC”) passed regulations that took effect in 2007 requiring separation of security functionality from the set-top box. These regulations enable competitors to sell set-top boxes to cable operators and enable retail distribution of TVs and other devices that are capable of accessing encrypted cable programming through use of a cable operator-supplied security module. Several major cable operators support a full two-way security interface, which allows consumers with such a retail device to access all programming available on the operator’s network without the need for an operator-provided set-top box. As a result, we face competition from several new manufacturers which are able to supply set-top boxes to operators and, to a lesser extent, from consumer electronics manufacturers which sell directly through retail.

Other Information

Financial Information About Segments.    The response to this section of Item 1 incorporates by reference Note 12, “Information by Segment and Geographic Region,” of Part II, Item 8: “Financial Statements and Supplementary Data” of this document.

Customers

Motorola Mobility’s products are primarily sold through wireless carriers, network and cable operators, distributors and to end consumers. In 2010, aggregate net revenues from our five largest customers represented approximately 49% of our net revenues. During 2010, approximately 28% of net revenues were from Verizon Communications Inc. (including Verizon Wireless) (“Verizon”). In 2010, our two largest markets by locale of end customer were North America, accounting for 66% of net revenues, and Latin America, accounting for 14% of net revenues. Motorola Mobility has several large customers, the loss of one or more of which could have a material adverse effect on us.

Motorola Mobility’s sales to many of its customers, including Verizon and Sprint Nextel, are governed by framework agreements that do not contain volume commitments. The framework agreements outline the general terms and conditions that govern the purchase and sale of the Company’s products to its customers. The framework agreements may not require the customer to purchase products or by themselves constitute binding contractual obligations for the purchase and sale of products. Purchases are made by customers on individual purchase orders that specify the quantity of products desired at the price specified in the Company’s customer-specific pricing sheet, both issued under the relevant framework agreement. Customers issue purchase orders on an as needed or quarterly basis, but are generally not committed to purchase any products until the purchase order is issued.

In 2010, aggregate net revenues from the Mobile Devices segment’s five largest customers, which included Verizon and Sprint Nextel, among others, represented approximately 57% of the segment’s net revenues. In addition to selling directly to wireless carriers, our Mobile Devices business also sells products through a variety of third-party distributors and retailers.

In 2010, aggregate net revenues from the Home segment’s five largest customers, primarily large cable operators and telecommunication companies located throughout the world, such as Comcast and Verizon, represented approximately 48% of the segment’s net revenues.

In 2010, North America was both segments’ largest market based on locale of end customer, accounting for 65% of Mobile Devices net revenues and 75% of Home net revenues.

Research and Development

Motorola Mobility’s business segments participate in very competitive industries with constant changes in technology. Throughout our history, we have relied, and continue to rely, primarily on our research and development (“R&D”) programs for the development of new products, and on our production engineering capabilities for the improvement of existing products. We believe that our commitment to R&D programs should allow each of our segments to remain competitive.

R&D expenditures relating to new product development or product improvement were $1.5 billion in 2010, compared to $1.6 billion in 2009 and $2.4 billion in 2008. R&D expenditures decreased 7% in 2010 as compared to 2009, after decreasing 33% in 2009 as compared to 2008. Motorola Mobility continues to believe that a strong commitment to R&D is required to drive long-term growth and we have professional employees around the world dedicated to R&D activities.

Intellectual Property

The protection of patents, trademarks and other intellectual property is extremely important to our operations. The industries in which the Mobile Devices and Home business segments compete are characterized by the vigorous pursuit and protection of intellectual property rights. We are focused on the development, implementation and customer acceptance of new products, designs and improvements. The development of associated intellectual property rights is an important component of our business and growth strategy. Motorola Mobility has a robust intellectual asset management process for building, maintaining and leveraging its portfolio of patents, trademarks, technology rights and other intellectual property to obtain licenses from other industry participants and to pursue royalty based licensing opportunities. Motorola Mobility intends to continue to obtain patents, trademarks, technology rights and other intellectual property.

Motorola Mobility has a large portfolio of trademarks registered or otherwise effective in various countries around the world. Motorola Mobility’s increased focus on marketing products directly to consumers is reflected in an increasing emphasis on brand equity creation and protection.

Motorola Mobility has approximately 24,500 patents and patent applications, worldwide. These include substantially all of the patents unique to the Mobile Devices and Home businesses, and a number of other patent families allocated to Motorola Mobility by our Former Parent and intended in part to mitigate certain intellectual property risks associated with operation as a new entity.

Motorola Mobility’s patent portfolio generally relates to wireless, audio, video, security, user interface and product design, along with applications and services related to our products.

The Mobile Devices business segment has approximately 15,200 granted patents and 6,200 pending patent applications, worldwide, substantially related to the Mobile Devices product portfolio. This patent portfolio includes numerous patents related to various industry standards, including 2G, 3G, 4G, H.264, MPEG-4, 802.11, open mobile alliance (“OMA”) and near field communication (“NFC”). Motorola Mobility is an active participant in the development of these and other industry related standards, and has developed a significant portfolio of standards related patents. The patent portfolio also includes substantial sets of patents related to strategic areas of the product portfolio or business including audio codec technology, UI, power management, location based services, wireless email, and other smartphone related applications and services.

The Home business segment has approximately 1,900 granted patents and 1,300 pending patent applications, worldwide, substantially related to the Home product portfolio. We have contributed intellectual property in the industry standards setting process, including MPEG video compression, ATSC for digital TV transmission and DOCSIS for data transmission over cable systems. We seek to focus our intellectual property portfolio upon our core enabling technologies, such as digital compression, encryption and conditional access systems to protect technology we consider important to our business strategy. We develop and maintain our competitive position based on our proprietary knowledge and ongoing technological innovation, and periodically seek to include our proprietary technologies in certain patent pools that support the implementation of standards. We were a founder of MPEG LA, LLC, the patent licensing authority established to foster broad deployment of MPEG-2-compliant systems and have joined the MPEG-4 Visual patent pool as a licensor. In addition, we have licensed our digital conditional access technology, DigiCipher® II, to other equipment suppliers. Our joint ventures with Comcast also support the development and licensing of conditional access technology.

Many of the patents owned by Motorola Mobility are used in its operations or licensed for use by others, and Motorola Mobility is licensed to use certain patents owned by others. We enter into license agreements with other industry participants, both as licensor and licensee, covering our products and products of the other party to the cross-license. Royalty and licensing fees vary from year to year and are subject to the terms of the license agreements and sales volumes of the products subject to licenses. The freedom of action afforded to our operations as a result of these license agreements is important to our competitive position.

From time to time, third-parties may and do assert their patent, copyright, trademark and other intellectual property rights against technologies that are important to our business segments. Our ability to develop products and related technologies protected by intellectual property rights will be a significant factor in determining our competitiveness in our target markets.

Environmental

During 2010, compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Motorola Mobility.

Employees

At December 31, 2010, Motorola Mobility and its subsidiaries had approximately 19,000 employees.

Payment Terms

Payment terms vary worldwide, depending on the arrangement. In North America, payment is generally due 30 to 60 days from the invoice date. In regions outside of North America, terms can vary widely but are typically limited to no more than 90 days.

As required for competitive reasons, extended payment terms are provided to customers from time to time on a limited basis. The Company’s payment terms are consistent with industry practice, as many of our contracts are awarded through a competitive bid process. In limited circumstances and when required for competitive reasons, we may provide long-term financing in connection with equipment purchases. Financing may cover all or a portion of the purchase price.

Backlog

Motorola Mobility’s aggregate backlog position for all of its segments, as of the end of the last two fiscal years, was approximately as follows:

(Dollars in millions)
December 31, 2010	$1,110
December 31, 2009	$787

The Mobile Devices segment’s backlog (excluding any deferred revenue) was $678 million at December 31, 2010, compared to $409 million at December 31, 2009. This increase in backlog is primarily due to demand for the new smartphones launched in 2010. The Home segment’s backlog was $432 million at December 31, 2010, compared to $378 million at December 31, 2009. The orders supporting the 2010 backlog amounts are believed to be generally firm, and approximately 99% of the backlog on hand at December 31, 2010 is expected to be recognized as revenue in 2011. The forward-looking estimate of the firmness of such orders is subject to future events that may cause the amount recognized to change.

Regulatory Matters

Radio frequencies are required to provide wireless services. The allocation of frequencies is regulated in the U.S. and other countries, and limited spectrum space is allocated to wireless services. The growth of wireless communications may be affected if adequate frequencies are not allocated or, alternatively, if new technologies are not developed to better utilize the frequencies currently allocated for such use. Industry growth may also be affected by the cost of the new licenses required to use frequencies and any related frequency relocation costs. The U.S promotes deregulated spectrum access policies to allow new wireless communication technologies to be developed and offered for sale with minimal delay. These policies allow for the deployment of wireless local area network systems, such as wireless fidelity (“WiFi”), and wide area networks, such as LTE, with only minimal regulatory approval. Other countries have adopted similar policies to allow consumers and telecommunications carriers to deploy new technologies with minimal regulatory requirements. Such deregulatory polices may introduce new competition and create new opportunities for us and our customers.

Many of the products sold by our business are subject to regulation by the FCC in the U.S. and other communications regulatory agencies around the world. In addition, our customers, and their networks into which our products are incorporated, are subject to government regulation. Government regulatory policies affecting either the willingness or the ability of cable and telecommunications operators, wireless operators and wireline operators to offer certain services, or the terms on which these operators offer the services and conduct their business, may have a material adverse effect on our results.

In 2009, Congress directed the FCC to develop a National Broadband Plan outlining its strategic vision for increased broadband deployment and adoption, which the FCC delivered to Congress in March 2010. The Plan contains several long-term goals, including providing affordable access to actual download speeds of 100 megabits per second and actual upload speeds of at least 50 megabits per second to at least 100 million households and improving mobile broadband speeds and innovation. The Plan contains numerous recommendations for future action by the FCC, other governmental agencies and Congress. Although the FCC has yet to implement most of the Plan’s recommendations, several proposals in the Plan could have an impact on Motorola Mobility’s operations and revenues. For example, included in the Plan are recommendations for making 500 megahertz of spectrum newly available for broadband use and for increasing new avenues for opportunistic and unlicensed use of spectrum. If these recommendations are implemented, the Plan may result in increased business opportunities for Motorola Mobility as well as increased competition. Likewise, the Plan recommends changes to the current regulatory regime that governs the video set-top box market. Consistent with these recommendations, in 2010 the FCC requested public comment on its proposal to require U.S. cable, satellite and other video operators to supply their customers with a device or gateway (called “AllVid”) that would be capable of delivering as many as six different IP video streams to TVs, DVRs or other equipment in the home no later than the end of 2012. While the FCC has not formally adopted any new regulatory mandates in this area, the FCC’s proposed AllVid regime as well as other changes to the existing regulatory framework could impact our set-top box business.

Inventory, Raw Materials, Right of Return and Seasonality

Our practice is to carry reasonable amounts of inventory in manufacturing and distribution centers in order to meet customer delivery requirements in a manner consistent with industry standards. At the end of 2010, the net inventory balance was significantly higher than at the end of 2009, primarily due to a significant increase in Mobile Devices’ inventory to support higher demand in the first quarter of 2011 versus the first quarter of 2010 and a slight increase in Home’s inventory.

Availability of materials and components is relatively dependable. However, fluctuations in supply and market demand could cause selective shortages and affect results. We currently source certain materials and components from single vendors. Any material disruption from a single-source vendor may have a material adverse impact on our results of operations. If certain key suppliers were to become capacity constrained or insolvent, it could result in a reduction or interruption in supplies or an increase in the price of supplies, which could adversely impact our financial results.

Furthermore, certain of our key single source supplier relationships, including those with our chipset providers, are governed by component supply agreements that may not contain long-term volume commitments to provide components to the Company. However, under these component supply agreements, the Company generally receives limited end-of-life supply protections with notice of cancellation. The component supply agreements outline the general terms and conditions that govern the purchase and supply of components to the Company. Purchases of components under these component supply agreements are typically made by the Company on an “as needed” basis through the issuance of purchase orders, which may include periodic delivery by the Company of its forecasted delivery requirements against which suppliers may make certain component delivery commitments.

Natural gas, electricity and, to a lesser extent, oil are the primary sources of energy required for our manufacturing operations and each of these resources are currently in generally adequate supply for our operations. The cost of operating our facilities and freight costs are dependent on world oil prices, which we continue to monitor. Labor is generally available in reasonable proximity to our manufacturing facilities. However, difficulties in obtaining any of the aforementioned resources or a significant cost increase could affect our results.

The Mobile Devices segment permits product returns under limited circumstances in order to remain competitive with current industry practices. The Home business generally does not permit customers to return products, other than under standard warranty provisions.

The Mobile Devices segment typically experiences sequentially higher sales in the fourth calendar quarter and sequentially lower sales in the first calendar quarter of each year due to seasonal trends in the mobile device industry. The Home segment has not experienced seasonal buying patterns for its products.

Financial Information About Geographic Areas.    The response to this section of Item 1 incorporates by reference Note 11, “Commitments and Contingencies,” and Note 12, “Information by Segment and Geographic Region” of Part II, Item 8: “Financial Statements and Supplementary Data” of this document, the “Results of Operations—2010 Compared to 2009” and “Results of Operations—2009 Compared to 2008” sections of Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this document and Item 1A: “Risk Factors” of this document.

Available Information

We make available free of charge through our website, http://investors.motorola.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, other reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) and all amendments to those reports simultaneously or as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Our reports are also available free of charge on the SEC’s website, www.sec.gov. Also available free of charge on our website are the following corporate governance documents:

•	Amended and Restated Certificate of Incorporation

•	Restated Bylaws

•	Board Governance Guidelines

•

Code of Business Conduct, which is applicable to all Motorola Mobility directors and employees, including the principal executive officers, the principal financial officer and the controller (principal accounting officer)

•	Audit Committee Charter

•	Compensation and Leadership Committee Charter

•	Governance and Nominating Committee Charter

All of our reports and corporate governance documents may also be obtained without charge by contacting Investor Relations, Motorola Mobility Holdings, Inc., Corporate Offices, 600 N. U.S. Highway 45, Libertyville, Illinois, 60048, E-mail: MobilityInvestors@motorola.com. Our Annual Report on Form 10-K and Definitive Proxy Statement may also be requested in hardcopy by clicking on “Printed Materials” at http://investors.motorola.com. Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

Item 1A: Risk Factors

You should carefully consider each of the following risk factors and all of the other information set forth in this report or in our other Securities and Exchange Commission filings. The risk factors generally have been separated into three groups: (1) risks relating to our business, (2) risks relating to our recent separation, and (3) risks relating to our common stock. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our Company in each of these categories of risks. However, the risks and uncertainties our Company faces are not limited to those set forth in the risk factors described below and may not be in order of importance or probability of occurrence. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. In addition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

If any of the following risks and uncertainties develops into actual events, these events could have a material adverse effect on our business, financial condition or results of operations. In such case, the trading price of our common stock could decline.

Risks Relating to Our Business

We have had net losses in each of the last four years and may continue to incur losses.

In each of the last four years, Motorola Mobility had net losses as a result of the financial performance of our Mobile Devices business. We cannot be certain that we will return to profitability in the near-term or maintain profitability if achieved.

In 2010, the telecommunication and cable industries were impacted by adverse macro economic conditions and our financial performance could be negatively impacted if conditions do not improve.

In 2010, the telecommunications, cable industries and our Home business were impacted by the weakened global macro economic environment, particularly in the U.S. Our financial performance could be negatively impacted if these industries do not return to growth.

We operate in an extremely competitive environment and our success depends in part on our timely introduction of, and effective investment in, new competitive products, and technologies and services, the failure of which could negatively impact our business.

We operate in an extremely competitive environment and the markets for our products are characterized by rapidly changing technologies, frequent new product introductions, short product life cycles and evolving industry standards. The convergence of the telecommunication, data and media industries which is driven by technological development related to IP based communications is driving rapid change in our industries. Product life cycles can be short and new products are expensive to develop and bring to market. Our success depends, in substantial part, on the timely and successful introduction of new products, services and upgrades of current products to comply with emerging industry standards and to address competing technological and product developments by our competitors. The research and development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and investment, as well as the accurate anticipation of technology, market trends and customer needs. We may focus our resources on technologies that do not become widely accepted, are not timely released or are not commercially viable. In addition, our products may contain defects or errors that are detected only after deployment. If our products are not competitive or do not work properly, our business could suffer and our financial performance could be negatively impacted.

Our results are subject to risks related to our significant investment in developing and introducing new products and services, such as advanced wireless mobile devices, including smartphones, and products for transmission of telephony and high speed data over hybrid fiber coaxial cable systems. These risks include: (1) difficulties and delays in the development, production, testing and marketing of products, (2) customer acceptance of products, (3) the development of, approval of and compliance with industry standards, (4) the significant amount of resources we must devote to the development of new technologies, and (5) the ability to differentiate our products and compete with other companies in the same markets.

We have several large customers and the loss of, or a significant reduction in revenue from, one or more of these customers could have a negative impact on our business.

During 2010, approximately 28% of our net revenues were from Verizon Communications Inc. (including Verizon Wireless) (“Verizon”). It may be difficult to replace or find new large customers, especially with increasing concentration in the U.S. where there are a limited number of carriers. If any significant customer, particularly Verizon or Sprint Nextel or other large customers, such as Comcast, stopped doing business with us, or significantly reduced the level of business they do with us, it could impact our ability to service other customers using similar technology and our financial results could be negatively impacted.

Our contracts with wireless carriers do not provide for long-term guaranteed volumes of purchases or exclusivity and are cancellable by our customers with little, if any, notice. Our financial results could be negatively impacted as a result of doing business with wireless carriers under these types of arrangements.

We sell the majority of our handsets to wireless carriers. Currently, we do not have long-term exclusivity arrangements with our customers or commitments by them to purchase guaranteed volumes. Moreover, our customers can cancel orders or contracts with us with little, if any, notice. Some of our current competitors may have more favorable contractual arrangements with some wireless carriers, including exclusivity arrangements. These more favorable contractual arrangements may give our competitors competitive advantages. Our financial results could be negatively impacted as a result of these types of arrangements.

We have lost significant market share in our Mobile Devices business and such loss has negatively impacted our performance and could continue to negatively impact our financial results.

Our share of the worldwide wireless mobile device market has declined significantly in the last several years. While we reduced our costs during this period of time, our significantly lower sales volume and the resulting market share declines have had a negative impact on our financial results. Although our primary focus is profitable growth, if our global market share of smartphone shipments does not increase, our strategy to return our Mobile Devices business to sustained profitability could be negatively impacted.

If our current product strategy and operating system strategy are not successful, our Mobile Devices business could be negatively impacted.

Our current strategy is to concentrate our mobile devices portfolio on smartphones and to use third-party and/or open-source operating systems and associated application ecosystems, predominantly the Google™ Android operating system (a royalty-free open-source platform) and marketplace, in our wireless products. As a result, we are dependent on third-parties’ continued development of operating systems, software application ecosystem infrastructures and such third-parties’ approval of our implementations of their operating system and associated applications. If we had to change our strategy, our financial results could be negatively impacted because a resulting shift away from using Android and the associated applications ecosystem could be costly and difficult. A strategy shift could increase the burden of development on Motorola Mobility and potentially create a gap in our portfolio for a period of time, which could competitively disadvantage Motorola Mobility.

We are at risk if Android-based smartphones do not remain competitive in the marketplace. Even if Android-based smartphones remain competitive, the Android operating system is an open-source platform and many other companies sell competing Android-based smartphones. If the Android-based smartphones of our competitors are more successful than ours, our financial results could be negatively impacted. It is also critical to the success of the Android operating system that third-party developers continue to develop and offer applications for this operating system that are competitive with applications developed for other operating systems. From an overall risk perspective, the industry is currently engaged in an extremely competitive phase with respect to operating system platforms, applications and software generally. If Android does not continue to gain operator and/or developer adoption, or any updated versions or new releases of Google’s Android operating system or applications are not made available to Motorola Mobility in a timely fashion, Motorola Mobility could be competitively disadvantaged and Motorola Mobility’s financial results could be negatively impacted.

As part of our ongoing effort to improve the product portfolio of our Mobile Devices business, we also have been rationalizing our hardware platforms to reduce the complexity of our product platforms and system architecture. This allows us to lower our costs to develop and produce mobile devices and to enable richer consumer experiences. Failure to continue to execute on these rationalization plans in a timely and effective manner could cause us to be competitively disadvantaged in many areas, including but not limited to, cost, time-to-market and the ability to ramp-up production in a timely fashion with acceptable quality and improved/additional features.

We have identified priority markets as we introduce our new smartphone products and grow our business and our Mobile Devices business could be negatively impacted if we are not successful in these priority markets or are unable to succeed in other markets.

Our current priority markets for our new smartphones are North America, China and Latin America, followed by Western Europe and other strategic markets. Our ability to grow our business and achieve the scale we need to be profitable is highly dependent on our success in our priority markets. While North America has traditionally been our strongest market and we have been successful in China, we face intense competition in both markets, and there can be no assurance that we can achieve the targeted levels of sales and profitability in these markets.

The effects of Federal Communications Commission (“FCC”) regulations requiring separation of security functionality from set-top boxes could negatively impact our sales of set-top boxes to cable providers.

Historically, reception of digital television (“TV”) programming from a cable broadband network required a set-top box with security technology. Traditionally, cable service providers leased their set-top boxes to their customers. This security technology limited the availability of set-top boxes to those manufactured by a few cable network manufacturers, including Motorola Mobility. In 2007, FCC regulations requiring separation of security functionality from set-top boxes became effective. This has increased competition for sales of set-top boxes to cable operators and enabled retail distribution of set-top boxes. Moreover, it also enabled retail distribution of televisions with other video devices capable of accessing encrypted cable programming. Several major cable operators are working to support full two-way security interface architecture that allows retail customers access to all programming available on a cable operator’s network without the need for a set-top box. In addition, a few television and video device manufacturers have begun shipping or are developing such devices. If either of these strategies achieve a meaningful volume of sales it could negatively impact Motorola Mobility’s sales of set-top boxes.

The AllVid/Smart Video Notice of Inquiry currently in process by the FCC is exploring standardization of interfaces, protocols and operations related to set-top boxes and gateways. While the process is in its infancy and no decisions have been made, future rules adopting some or all of the proposed standards could negatively impact our set-top box business.

We face many risks relating to intellectual property rights.

Our business could be harmed if: (1) we, our customers and/or our suppliers are found to have infringed intellectual property rights of third-parties, (2) the intellectual property indemnities in our supplier agreements are inadequate to cover damages and losses we suffer due to infringement of third-party intellectual property rights by our suppliers’ products, (3) we are required to indemnify our customers for significant amounts under agreements providing for intellectual property indemnities that have been entered into with some of our customers, (4) our intellectual property protection is inadequate to protect our proprietary rights, (5) the indemnity rights passed through by our customers are insufficient, or (6) our competitors negotiate significantly more favorable terms for licensed intellectual property. We may be harmed if we are forced to make publicly available, under the relevant open-source licenses, certain internally developed software related intellectual property as a result of either our use of open-source software code or the use of third-party software that contains open-source code. Our intellectual property protection could be limited due to the use of such open-source software code in our products.

Intellectual Property Infringement Risks

Because our products are comprised of complex technology, we are often involved in or impacted by assertions, including both requests to take licenses and litigation, regarding infringement of patent and other intellectual property rights of third-parties. Third-parties have asserted, and in the future may assert, intellectual property infringement claims against us and against our customers and suppliers. These assertions against us and our customers and suppliers have become more frequent as the complexity of our products and the intensity of competition in our industry and over intellectual property has increased. Increasingly, many of these assertions are brought by non-practicing entities whose principal business model is to secure patent licensing revenue from product manufacturing companies. The patent holders often make broad and sweeping claims regarding the applicability of their patents to our products and the products of our customers and suppliers, seeking a percentage of sales or a percentage of downstream customer revenues as license fees, or seeking injunctions to pressure us, our customers and suppliers into taking a license, or a combination thereof. Defending claims, including pursuant to indemnity obligations, may be expensive and divert the time and efforts of our management and employees. An exclusion order or cease and desist order could have a severe negative impact on the Company, particularly in light of the U.S. being a target market and our substantial manufacturing operations overseas. Increasingly, third-parties have sought broad injunctive relief by filing claims in the ITC for exclusion and cease and desist orders which could limit our ability to sell our products in the U.S. or elsewhere if our products or those of our customers or suppliers are found to infringe the intellectual property subject to the claims. If we do not succeed in such litigation, we could be required to expend significant resources to pay damages, to develop non-infringing products or to obtain licenses to the intellectual property that is the subject of such litigation, each of which could have a negative impact on our financial results. We cannot be certain that any such licenses, if available at all, will be available to us on commercially reasonable terms. In some cases, we might be forced to stop delivering certain products if we or our customers or suppliers are subject to a final exclusion or cease and desist order.

Intellectual Property Indemnity Risks

We attempt to negotiate favorable intellectual property indemnities with our suppliers for infringement by their products of third-party intellectual property rights. However, certain suppliers require us to provide intellectual property infringement indemnification or provide limited or no intellectual property infringement indemnities to us in existing contracts. There is no assurance that we will be successful in our future negotiations, that a supplier’s indemnity will cover all damages and losses suffered by us and our customers due to any infringing products, or that a supplier may choose to accept a license or modify or replace its products with non-infringing products which would otherwise mitigate such damages and losses. Further, we may not be able to participate in intellectual property litigation involving a supplier and may not be able to influence any ultimate resolution or outcome that could negatively impact our sales if a court enters an injunction against the supplier’s products or if the ITC issues an exclusion order that blocks our products from importation into the U.S. that contain their components or software. As our volumes of Android-based smartphones increase, we could be affected if (1) a third-party successfully asserted an intellectual property infringement claim against either us based on our products using Android software or our supplier, Google, or (2) the supply of Android software for our products were limited or foreclosed or royalties were assessed.

In addition, our customers increasingly demand that we indemnify them broadly from damages and losses resulting from intellectual property litigation against them relating to our products. Third-parties have asserted, and in the future may assert intellectual property infringement claims against our customers that may be covered by our indemnification to such customers.

Customers may also demand third-party content without providing sufficient pass-through indemnities. Because our customers often derive much larger revenue streams by reselling or leasing our products than we generate from the sale of our products to them, these indemnity claims by our customers have the potential to expose us to damages that are much higher than we would be exposed to if we were sued directly.

Intellectual Property Protection Risks

Our patent and other intellectual property rights are important competitive tools that we use to generate income under license agreements or to give us an advantage over our competitors. We regard our intellectual property as proprietary and attempt to protect it with patents, copyrights, trademarks, trade secret laws, confidentiality agreements and other methods. We also generally restrict access to and distribution of our proprietary information. Despite these precautions, it may be possible for a third-party to obtain and use our proprietary information or develop similar technology independently. Trademark competition may also be increasing as competitors choose to trademark names and rely less on model numbers. In the course of litigation, courts may also invalidate our intellectual property rights. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries. Unauthorized use of our intellectual property rights by third-parties and the cost of any litigation necessary to enforce our intellectual property rights could have a negative impact on our business.

Intellectual Property Competition Risks

As we expand our business, including through acquisitions, and compete with new competitors in new markets, the breadth and strength of our intellectual property portfolio in those new areas may not be as developed as in our longer standing businesses. This may expose us to a heightened risk of litigation and other challenges from competitors in these new markets. Further, competitors may be able to negotiate significantly more favorable terms for licensed intellectual property than we are able to, which would put them at a competitive advantage.

Intellectual Property Separation Risks

As a business segment of our Former Parent, we were the beneficiary of certain of our Former Parent’s intellectual property licensing arrangements with respect to technology incorporated in our products and used to operate our businesses, including cross-licensing arrangements with leading telecommunications equipment companies, various royalty bearing license agreements, and other licensing agreements entered into with third-

parties. Some of these agreements are assignable unilaterally by our Former Parent, while the assignment of others may be subject to consent or other conditions. We are seeking to obtain assignments of some of these agreements, as well as entering into our own agreements and arrangements with certain third-parties, with respect to intellectual property and technology that is important to our business and that was previously licensed through our Former Parent. It is possible that some third-parties may use the requirement of a consent or a new agreement to seek to obtain more favorable contractual terms or refuse to enter into a new arrangement. In addition, there may be third-parties who have refrained from asserting intellectual property infringement claims against our products while we were a business segment of our Former Parent that elect to pursue such claims against us after our separation from our Former Parent. Failure to retain or secure licenses on terms and conditions as favorable as those secured by our competitors or those we have enjoyed while part of our Former Parent could put us at a competitive disadvantage.

Motorola Mobility’s reliance on trademarks owned by third-parties presents additional business risks.

The Company has licensed, or has otherwise obtained the rights from third-parties to use, certain trademarks in connection with our products, including, but not limited to, ANDROID™, DROID™ and CLIQ™. Such third-party ownership rights may be challenged by other third-parties. In the event that such third-party licensor is successfully challenged, our continued use of such trademarks could result in an injunction barring the sale of our products, and if such third-party licensor refuses or fails to indemnify the Company, we could be liable for payment of damages resulting from trademark infringement, thereby disrupting our continued and/or long-term use of such trademarks.

Our future financial results could be negatively impacted if we are not successful in licensing our intellectual property.

As part of our business strategy, we generate revenue through the licensing of intellectual property rights. The licensed rights include those that are essential to telecommunications standards, such as the global system for mobile communications (“GSM”), third generation cellular (“3G”) and 4G standards, wireless networking standards (e.g., 802.11), and video coding standards (e.g., H.264), as well as other patents directed to features and implementations of our products. Previously agreed-upon terms of some of our long-standing license agreements have reduced our royalty revenue over the past several years and may continue to reduce that revenue. As an independent legal entity we may no longer receive certain licensing revenue that was allocated to us when we were part of our Former Parent. Uncertainty in the legal environment makes it difficult to assure that we will be able to enter into new license agreements that will be sufficient to offset that reduction in our revenue.

Copyright levies in numerous countries for the sale of products could negatively impact our business.

Motorola Mobility faces the possibility of substantial copyright levies from collecting societies in numerous countries for the sale of products that might be used for the private copying or reproduction of copyright protected works such as mobile phones, memory cards and set-top boxes. The collecting societies argue that such levies should apply to such products because they include audio/video recording functionality, such as a Moving Picture Experts Group Format for Audio Layer 3 (“MP3”) player or a DVR or storage capability, despite the fact that such products are not primarily intended to act as a recording device. We are currently working with other major companies who are subject to copyright levies to challenge the applicability of these levies to our products, and are also engaged in aggressive efforts against the levies in general in the European Union. However, if levies are imposed upon our products, our financial results could be negatively impacted.

The occurrence or perception of a breach of our security or privacy policies, or inappropriate disclosure of end-user confidential or personal information could harm our business.

MOTOBLUR™, our service platform, handles the transmission of personally identifiable and other confidential information and data from end-users (“User Information”), and as such, provides the Company with access to such User Information. In addition, information stored in our smartphone products is subject to virus and security attacks related to the wireless transmission of data. In the event that the security measures implemented by us, our customers or our third-party service providers are breached, or if there is an inappropriate disclosure of User Information, including as a result of a security breach relating to either MOTOBLUR or our smartphones, we could be exposed to litigation or regulatory action, which may result in significant liability or other sanctions. Even if we are not held liable, a security breach or inappropriate disclosure of User Information could harm our reputation, and even the perception of security vulnerabilities or risks associated with our products could lead some customers to reduce or delay future purchases, or to purchase competing products or services. In addition, we may be required to invest additional resources to protect the Company against these actual or perceived disruptions or security breaches in the future.

The collection, storage, transmission, use and distribution of User Information and other personally identifiable information could give rise to liabilities or additional costs as a result of laws, governmental regulations or carrier and other customer requirements or differing views of personal privacy rights.

We collect, store and transmit large volumes of data, including User Information and other personally identifiable information, including employee and consumer information, in the course of supporting our internal operating systems and procedures as well as our MOTOBLUR service and smartphone products and related services. This information is increasingly subject to legislation and regulations in numerous jurisdictions around the world. Governmental regulations are typically intended to protect the privacy and security of such User Information and other personally identifiable information as well as to regulate the collection, storage, transmission, transfer, use and distribution of such information.

We could be adversely affected if domestic or international legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business. If we are required to allocate significant resources to modify our internal operating systems and procedures as well as our MOTOBLUR service or smartphones to enable enhanced security of User Information that we transmit and store, our business results could be adversely affected.

In addition, because various foreign jurisdictions have different laws and regulations concerning the storage and transmission of User Information and other personally identifiable information, we may face requirements that pose compliance challenges in new international markets that we seek to enter. Such variation could subject us to costs, liabilities or negative publicity that could impair our ability to expand our operations into some countries and therefore limit our future growth.

Our wireless carrier or other customers may have differing expectations or impose particular requirements for the collection, storage, processing and transmittal of User Information and other personally identifiable information in connection with our MOTOBLUR service, or smartphone product and service offerings. Such expectations or requirements could subject us to costs, liabilities or negative publicity, and limit our future growth. If we are required to allocate significant resources to modify our MOTOBLUR service or smartphone product and service offerings to meet such requirements, we may incur additional costs to meet such requirements, and our time-to-market with various product and service offerings could be negatively affected.

Our customers, suppliers, employees and facilities are located throughout the world and, as a result, we face risks that other non-global companies may not face.

Our customers and suppliers are located throughout the world and in 2010 approximately 36% of our Mobile Devices business sales and 33% of our Home business sales were made to customers outside the U.S. In addition, we have many manufacturing, research and development, administrative and sales facilities outside the U.S. and more than half of our employees are employed outside the U.S. Most of our suppliers’ operations are outside the U.S. and nearly all of our products (other than some prototypes) are manufactured outside the U.S.

As with all companies that have sizeable sales and operations outside the U.S., we are exposed to risks that could negatively impact sales or profitability, including but not limited to: (1) import/export regulations, tariffs, trade barriers and trade disputes, customs classifications and certifications, including but not limited to changes in classifications or errors or omissions related to such classifications and certifications, (2) patent infringement actions in the ITC, (3) changes in U.S. and non-U.S. rules related to trade, the environment, health and safety, technical standards and consumer protection, (4) longer payment cycles, (5) tax issues, such as tax law changes, inconsistent interpretation, variations in tax laws from country to country and as compared to the U.S., and difficulties in repatriating cash generated or held abroad in a tax-efficient manner, (6) currency fluctuations, particularly in the Chinese yuan, euro, Brazilian real, Taiwan dollar, and Korean won which could negatively impact our revenues and profits, (7) foreign exchange regulations, which may limit Motorola Mobility’s ability to convert or repatriate foreign currency, (8) challenges in collecting accounts receivable, (9) cultural and language differences,

(10) employment regulations and local labor conditions, (11) difficulties protecting intellectual property in foreign countries, (12) instability in economic or political conditions, including inflation, recession and actual or anticipated military or political conflicts, including war and other hostilities, (13) natural disasters, (14) public health issues or outbreaks, (15) changes in laws or regulations that negatively impact benefits, such as tax benefits, being received by Motorola Mobility, (16) the impact of each of the foregoing on our outsourcing and procurement arrangements, and (17) litigation in foreign judicial systems and foreign administrative proceedings.

We also face additional challenges in emerging markets, including creating demand for our products and the negative impact of changes in the law or interpretation of the law in those countries.

We also are subject to risks that our operations outside the U.S. could be conducted by our employees, contractors, service providers, representatives or agents in ways that violate the Foreign Corrupt Practices Act or other similar anti-bribery laws. While we have policies and procedures to comply with these laws, our employees, contractors, service providers, representatives and agents may take actions that violate our policies. Any such violations could have a negative impact on our business and could result in government investigations and/or injunctive, monetary or other penalties. Moreover, we face additional risks that our anti-bribery policy and procedures may be violated by third-party sales representatives or other agents that help sell our products or provide other services, because such representatives or agents are not our employees and it may be more difficult to oversee their conduct.

Our products are manufactured outside the U.S., primarily in China, Taiwan and Brazil, and there are unique risks of doing business in these countries that could negatively impact our performance.

Our products are manufactured outside the U.S., primarily in China, Taiwan and Brazil. If our manufacturing in these regions is disrupted, our overall capacity could be significantly reduced and sales or profitability could be negatively impacted. Furthermore, the legal systems in these countries are still developing and we face risks related to the negative impact of changes in the laws, or the interpretation of the laws, in these countries. In China and elsewhere, we face risks that our proprietary information may not be afforded the same protection under law as it is in countries with well-developed intellectual property laws similar to those in the U.S. Also in China, certain China-based competitors are acquiring very large portfolios of Chinese patents and may use those patents to interfere with our China-based manufacturing operations.

In Brazil, where we manufacture and sell products and employ over 2,000 people, we face additional risks related to that country’s complex tax, labor, trade compliance and consumer protection laws and regulations. In connection with our operations in Brazil, we have had and continue to have legal disputes and controversies, including tax, labor and trade compliance controversies and other legal matters that take many years to resolve. We incur legal and other costs in managing and defending these matters and expect to continue to incur such costs. Based on our assessment of these matters, we have recorded reserves on only a small portion of the total potential exposure. It is, however, very difficult to predict the outcome of legal disputes and controversies, including litigation, in Brazil and our ultimate exposure may be significantly greater than our current assessments and related reserves.

In the event of a loss of matters at the intermediate administrative level, in order to continue to dispute the matter in Brazil’s judicial system, the Company may be required to deposit additional cash, post bank or insurance bonds, or pledge assets while the underlying matter is pending judicial review to cover an amount equal to the full value of the alleged tax assessment plus penalties and interest, which may negatively impact the Company’s cash liquidity, potentially significantly in some cases. In some matters, where we have lost at the intermediate administrative level, we have had to deposit cash in escrow accounts or provide surety bonds or letters of credit. Following the Distribution, we have approximately $150 million of cash deposits in Brazil related to these matters.

Our operations in Brazil could also be negatively impacted if we are deemed to be in violation of laws or regulations. Moreover, we may be subject to substantial fines, taxes, judgments and litigation costs. We also face additional challenges in Brazil due to frequent changes in laws that may impact our operations and market strategy.

If the quality of our products does not meet our customers’ expectations or our products are found to be defective, then our sales and operating earnings, and ultimately our reputation, could be negatively impacted.

The products we sell may have quality issues resulting from the design or manufacture of the product, or from the software used in the product. Sometimes, these issues may be caused by components we purchase from other manufacturers or suppliers. Often these issues are identified prior to the shipment of the products and may cause delays in shipping products to customers, or even the cancellation of orders by customers. Sometimes, we discover quality issues in the products after they have been shipped to our customers, distributors or end-users, requiring us to resolve such issues in a manner that is the least disruptive to our customers. Such pre-shipment and post-shipment quality issues can have legal and financial ramifications, including delays in the recognition of revenue, loss of revenue or future orders, customer imposed penalties for failure to meet our contractual obligations, penalties from regulatory agencies, increased costs associated with repairing or replacing products, a negative impact on our goodwill and brand name reputation, warranty claims and litigation, including class action litigation.

In some cases, if the quality issue affects the product’s safety or regulatory compliance, then such a “defective” product may need to be recalled or be subject to other actions in the field. Depending on the nature of the defect and the number of products in the field, it could cause us to incur substantial recall or field action costs, in addition to the costs associated with the potential loss of future orders and the damage to our goodwill or brand reputation. In addition, we may be required, under certain customer contracts, to pay damages for failed performance that could exceed the revenue that we receive from the contracts. Recalls involving regulatory agencies could also result in fines and additional costs and trigger indemnification obligations. Finally, product defects could result in third-party litigation, including class action litigation by persons alleging common harm resulting from the purchase of the products.

If the volume of our sales decreases or does not reach projected targets, we could face increased materials and manufacturing costs that could make our products less competitive, which could negatively impact our financial results.

We have negotiated favorable pricing terms with many of our suppliers, some of which have volume-based pricing. Under such pricing arrangements, we may experience higher than anticipated costs if current volume-based purchase projections are not met. Some contracts have minimum purchase commitments and we may incur financial liabilities or price increases if these commitments are not met. We also may have unused production capacity if our current volume projections are not met, increasing our production cost per unit. In the future, as we establish new pricing terms, our volume demand could negatively impact future pricing from suppliers. All of these outcomes may result in our products being more costly per unit to manufacture and therefore less competitive or could negatively impact our financial results.

Failure to meet supply demands could negatively impact our relationship with customers and results of operations and cash flows.

A failure to meet the supply demands of our customers can lead customers to drop or otherwise restrict our products from promotions and key product placements. This could negatively impact our relationship with customers and our financial results.

Our future operating results depend on our ability to purchase a sufficient amount of materials, parts and components to meet the demands of our customers and any reduction or interruption in supplies or significant increase in the price of supplies could have a negative impact on our business.

Our ability to meet customers’ demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components from our suppliers. Due to increased demand for products, many electronic manufacturers are experiencing shortages for certain components. We have experienced shortages in the past driven by raw material availability, manufacturing capacity, labor shortages, industry allocations, natural disasters and significant changes in the financial or business conditions of our suppliers that have negatively impacted our operations. Although we work closely with our suppliers to avoid shortages, there can be no assurance that we will not encounter shortages in the future or that such shortages will not negatively impact our operations.

Furthermore, certain of our components are available only from a single source or limited sources, such as certain specialized components for our smartphones and set-top boxes. In the event of an interruption of supply or a significant price increase from these suppliers, we may not be able to diversify sources of supply in a timely manner, which could have a negative impact on our business. In addition, our current contractual arrangements with certain suppliers may be cancelled or not extended by such suppliers and, therefore, not afford the Company with sufficient protection against a reduction or interruption in supplies. Moreover, in the event any of these single source or limited source suppliers breach their contracts with us, our legal remedies associated with such a breach may be insufficient to compensate the Company for any damages we may suffer. Certain of our competitors may also negotiate more favorable contractual terms based on volume or other commitments which may provide them competitive advantages and may impact supply to the Company.

Many of our components and products are designed or manufactured by third-parties. If third-party manufacturers lack sufficient quality control or if there are significant changes in the financial or business condition of such third-party manufacturers, it could have a negative impact on our business.

We rely on third-party manufacturers to manufacture many of our assemblies and finished products. If we are not able to engage such manufacturers with the capabilities or capacities required by our business, or if such third-parties lack sufficient quality control or if there are significant changes in the financial or business condition of such third-parties, it could have a negative impact on our business. We also have third-party arrangements for the design or manufacture of certain products, parts and components, including batteries. If we are not able to engage such parties with the capabilities or capacities required by our business, or if these third-parties fail to deliver quality products, parts and components on time and at reasonable prices, we could have difficulties fulfilling our orders and that could have a negative impact on our sales and results of operations.

Failure of our suppliers, business partners and customers to use acceptable ethical business practices could negatively impact our business.

It is our policy to require our suppliers, business partners and customers to operate in compliance with applicable laws, rules and regulations and our code of business conduct regarding working conditions, employment practices, environmental compliance and trademark and copyright licensing. However, we do not control their labor and other business practices. If one of our suppliers violates labor or other laws or implements labor or other business practices that are regarded as unethical, the shipment of finished products to us could be interrupted, orders could be canceled, relationships could be terminated and our reputation could be damaged. If one of our suppliers fails to procure necessary license rights to trademarks, copyrights or patents owned by third-parties, legal action could be taken against us that could impact the salability of our products and expose us to financial obligations to third-parties. Any of these events could have a negative impact on our sales and results of operations.

Our success is dependent, in part, upon our ability to form successful strategic alliances. If these arrangements do not develop as expected, our business could be negatively impacted.

We currently form alliances with industry leaders to meet customer product and service requirements and to develop innovative advances in design and technology. Some of our alliances allow us to supplement internal manufacturing capacity and share the cost of developing next-generation technologies. Other alliances allow us to offer more services and features to our customers. If such arrangements do not develop as expected, our business could be negatively impacted. Further, if our competition forms more successful strategic alliance that we are able to, our business could be negatively impacted.

We rely on third-party distributors, representatives and retailers to sell certain of our products and our ability to bring products to market may be adversely affected by the loss or failure of one or more of our distributors.

In addition to our own sales force, we offer our products through a variety of third-party distributors, representatives and retailers. Certain of our distributors, representatives or retailers may also market other products that compete with our products. The loss or termination of one or more of our distributors, representatives or retailers, the failure of one or more of our distributors or representatives to effectively promote our products, or changes in the financial or business condition of these distributors or representatives could affect our ability to bring products to market.

Industry consolidation in the telecommunications and cable industries could negatively impact our business because there would be fewer network operators and it could be more difficult to replace any lost customers.

The telecommunications and cable industries have experienced consolidation to gain efficiencies and economies of scale and this trend may continue. The convergence of video, voice and data service offerings may cause network operators to further consolidate across wireline, wireless and satellite delivery platforms. Consolidation by or among our customers could result in delays of purchases or in the selection of new suppliers by the merged companies, and negatively impact equipment suppliers, including our business. Due to continuing concentration within the cable industry worldwide, a small number of operators own a majority of cable TV systems and account for a significant portion of the capital spending made by cable telecommunication systems operators. Customer concentration has resulted in a smaller number of telecommunications customers making it more difficult to diversify our customer base.

The uncertainty of current economic and political conditions makes budgeting and forecasting difficult and could reduce demand for our products.

Current conditions in the domestic and world economies remain very uncertain. The global financial crisis, U.S. unemployment levels and ongoing political conflicts in the Middle East and elsewhere have created many economic and political uncertainties that have impacted worldwide markets. As a result, it is difficult to estimate changes in various parts of the world economy, including the markets in which we participate. Because all components of our budgeting and forecasting are dependent upon estimates of demand for our products, the prevailing economic uncertainties render estimates of future income and expenditures difficult.

The potential for future terrorist attacks, increased global conflicts and the escalation of existing conflicts and public health issues have created worldwide uncertainties that have negatively impacted, and could continue to negatively impact, demand for certain of our products.

Changes in our operations or sales outside the U.S. markets could result in lost benefits in impacted countries and increase our cost of doing business.

We may enter into new agreements from time to time, with non-U.S. governments, agencies or similar organizations under which we have received or may receive certain benefits relating to our operations and/or sales in the jurisdiction. If our circumstances change and operations or sales are not at levels originally anticipated, we could be at risk of losing some or all of these benefits and increasing our cost of doing business. In addition, certain of the benefits we enjoyed while part of our Former Parent and its subsidiaries may no longer be available to us as an independent company.

We may not generate sufficient future taxable income, which could require additional deferred tax asset valuation allowances.

If we are unable to generate sufficient future taxable income in certain non-U.S. jurisdictions, or if there are significant changes in tax laws or in the actual effective tax rates or the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets resulting in an increase in our effective tax rate and a negative impact on future operating results.

The outcome of currently ongoing and future examinations of our income tax returns by the IRS and other tax authorities could impact our financial results and cash flows.

We are subject to continued examination of the income tax returns filed by certain of our subsidiaries by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuing examinations will not have a negative impact on future operating results.

We may be required to record additional goodwill or other long-lived asset impairment charges, which could result in additional significant charges to earnings.

Under generally accepted accounting principles, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered in assessing whether goodwill or intangible assets may not be recoverable include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry.

While part of our Former Parent, our businesses have incurred goodwill impairments and asset impairments. The goodwill impairment charges resulted from lower asset values in the overall market and the impact of the macroeconomic environment on our near-term forecasts. The intangible asset impairments resulted from a change in a technology platform strategy. Further declines in our stock price or reductions in our future cash flow estimates and future operating results may require us to record significant additional goodwill or other long-lived asset impairment charges in our financial statements in future periods, which could negatively impact our financial results.

We may make strategic acquisitions of other companies or businesses and these acquisitions would introduce significant risks and uncertainties, including risks related to integrating the acquired businesses and achieving benefits from the acquisitions.

In order to position ourselves to take advantage of growth opportunities, we may make strategic acquisitions that involve significant risks and uncertainties. These risks and uncertainties include: (1) the difficulty in integrating newly acquired businesses and operations in an efficient and effective manner, (2) the challenges in achieving strategic objectives, cost savings and other anticipated benefits from acquisitions, (3) the risk that our markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets, (4) the potential loss of key employees of the acquired businesses, (5) the risk of diverting the attention of senior management from our operations, (6) the risks of entering new markets in which we have limited experience, (7) risks associated with integrating financial reporting and internal control systems, (8) difficulties in expanding information technology systems and other business processes to accommodate the acquired businesses, and (9) future impairments of goodwill of an acquired business.

Acquisition candidates in the industries in which we participate may carry higher relative valuations (based on their earnings) than we do. This is particularly evident in software and services businesses. Acquiring a business that has a higher relative valuation than Motorola Mobility may be dilutive to our earnings, especially if the acquired business has little or no revenue. In addition, we may not pursue opportunities that are highly dilutive to near-term earnings and have, in the past, foregone certain of these acquisition opportunities.

Key employees of acquired businesses may receive substantial value in connection with a transaction in the form of change in control payments, acceleration of stock options and the lifting of restrictions on other equity- based compensation rights. To retain such employees and integrate the acquired business, we may offer additional retention incentives, but it could still be costly and difficult to retain certain key employees.

It may be difficult for us to recruit and retain the types of engineers and other highly skilled employees that are necessary to remain competitive.

Competition for key technical personnel in high technology industries is intense. We believe that our future success depends in large part on our continued ability to hire, assimilate, retain and leverage the skills of qualified engineers and other highly skilled personnel. We may not be as successful as our competitors at recruiting, assimilating, retaining and utilizing these highly skilled personnel. We may have more difficulty attracting or retaining highly skilled personnel during periods of poor operating performance.

Our success depends in part upon our ability to attract, retain and prepare succession plans for senior management and key employees.

The performance of our senior management and other key employees, in particular our chief executive officer, Dr. Jha, is critical to our success. If we are unable to retain talented, highly qualified senior management and other key employees or attract them when needed, it could negatively impact Motorola Mobility. We rely on the experience of our senior management, who have specific knowledge relating to us and our industry that is difficult to replace and competition for management with experience in the technology industry is intense. A loss of the chief executive officer, a member of senior management or a key employee, particularly to a competitor, could also place us at a competitive disadvantage. Further, if we fail to adequately plan for the succession of our chief executive officer, senior management and other key employees, our business could be negatively impacted by their loss. As a newly independent company if certain subject matter experts or employees with specialized skills have to be replaced at Motorola Mobility the organizational structure risk is heightened.

We have taken significant cost-reduction actions, which may expose us to additional production risk and could have a negative impact on our sales, profitability and ability to attract and retain employees.

We have been reducing costs and simplifying our product portfolios in our businesses, with sizable reductions particularly in our Mobile Devices business. We have discontinued product lines, consolidated manufacturing operations, increased reliance on third-parties, reduced our employee population and changed our compensation and benefits programs.

The impact of these cost-reduction actions on our sales and profitability may be influenced by many factors, including, but not limited to: (1) our ability to successfully complete these ongoing efforts, (2) our ability to generate the remaining level of cost savings we expect, (3) delays in implementing anticipated workforce reductions in highly regulated locations outside the U.S., particularly in Europe, (4) decline in employee morale and the potential inability to meet operational targets due to the loss of employees, (5) our ability to retain or recruit key employees, (6) the adequacy of our manufacturing capacity, including capacity provided by third-parties, (7) the performance of other parties under contract manufacturing arrangements on which we rely for the manufacture of certain products, parts and components, and (8) possible litigation or other third-party intervention.

Our business has consolidated or exited certain facilities and our products are manufactured in fewer facilities than in the past. While we have business continuity and risk management plans in place in case capacity is significantly reduced or eliminated at a given facility, the reduced number of alternative facilities could cause the duration of any manufacturing disruption to be longer or more severe. As a result, we could have difficulties fulfilling our orders and our sales and profits could decline.

It is important that we are able to obtain many different types of insurance, and if we are not able to obtain insurance we are forced to retain the risk.

As part of our Former Parent, we had many types of insurance coverage and also were self-insured for some risks and obligations. Although we recently secured acceptable insurance, there can be no assurance we will be able to continue to obtain certain types of insurance at sufficient levels of coverage or at cost-effective rates. The insurance market has been disrupted in the past after specific events such as September 11, 2001, the 2005 hurricanes and recent earthquakes and flooding. While the cost and availability of most insurance has stabilized, there are still certain types and levels of insurance that may become difficult to obtain at a cost effective level. Natural disasters and certain risks arising from securities claims and product liability are potential self-insured events that could negatively impact our financial results.

The unfavorable outcome of any pending or future litigation or administrative action could negatively impact us.

Our financial results could be negatively impacted by unfavorable outcomes to any pending or future litigation, investigation or administrative actions, domestically or in a foreign jurisdiction, including those related to the Foreign Corrupt Practices Act and other anti-bribery laws. There can be no assurances as to the favorable outcome of any litigation. In addition, it can be very costly to defend litigation and these costs could negatively impact our financial results. See “Item 3. Legal Proceedings”.

We are subject to a wide range of product regulatory and safety, consumer protection, worker safety and environmental laws and failure to comply with these laws could subject us to future costs or liabilities, impact our production capabilities, constrict our ability to sell, expand or acquire facilities, and negatively impact our financial performance.

Our operations and the products we manufacture and/or sell are subject to a wide range of global laws. We must comply with a variety of laws, standards and other requirements governing, among other things, health and safety, hazardous materials usage, packaging, consumer protection and environmental matters. Our products must obtain regulatory approvals and satisfy other regulatory requirements in the various jurisdictions where they are manufactured and/or sold. Many of our products must meet standards governing, among other things, interference with other electronic equipment and human exposure to radio frequency energy. Failure to comply with such requirements can subject us to liability, additional costs, reputational harm and, in severe cases, prevent us from selling our products in certain jurisdictions. Additionally, changes to regulatory requirements governing our products could have a negative impact on Motorola Mobility’s business, results of operations, and financial condition.

Compliance with existing or future laws, regulations or government directives could subject us to future costs or liabilities, impact our production capabilities, constrict our ability to sell, expand or acquire facilities, and negatively impact our financial performance. Some of these laws also relate to the use, disposal, clean up of, and exposure to hazardous substances. In the U.S., laws often require parties to fund remedial studies or actions regardless of fault. Changes to U.S. or foreign environmental laws or our discovery of additional obligations under these laws could have a negative impact on Motorola Mobility.

Over the last several years, laws focused on the energy efficiency of electronic products and accessories, recycling of both electronic products and packaging, reducing or eliminating certain hazardous substances in electronic products, and the transportation of batteries have expanded significantly. Laws pertaining to accessibility features of electronic products, standardization of connectors and power supplies, sound levels of music playing devices and other aspects of our products and business are also proliferating.

These laws impact our products and make it more expensive to manufacture and sell products. It may also be difficult to comply with the laws in a timely way. We may not have compliant products available in the quantities requested by our customers, thereby impacting our sales and profitability. We expect these trends to continue. In addition, we anticipate increased demands from our customers for products meeting voluntary criteria related to the reduction or elimination of certain hazardous substances from products, increasing energy efficiency, and providing additional accessibility, and our sales may be impacted by our timely ability to meet those criteria.

Allegations of health risks with using Motorola Mobility products, and the lawsuits and publicity relating to them, regardless of merit, could negatively impact our business, operating cash flows and financial condition.

Assertions about health and safety, hazardous materials usage and other environmental concerns related to using Motorola Mobility products could adversely impact our business, operating cash flows and financial condition. Adverse factual developments or lawsuits against us, or even the perceived risk of adverse health effects from chemical or physical agents associated with the use of smartphones or other devices we sell could negatively impact sales, subject us to costly litigation and/or harm our reputation, business, operating cash flows and financial condition.

There has been public speculation about possible health risks to individuals from exposure to radio frequency energy from the use of mobile devices. Government agencies, international health organizations and other scientific bodies are currently conducting research into these issues. In addition, we have been named in individual plaintiff and class action lawsuits alleging that radio frequency emissions from mobile phones have caused or contributed to brain tumors, and that the use of mobile phones poses a health risk. There has been significant scientific research by various independent research bodies that has indicated that exposure to electromagnetic fields or to radio frequency energy, at levels within the limits prescribed by public health authority standards and recommendations, presents no known adverse effect to human health. Nevertheless, there can be no assurance that other studies will not suggest or identify a link between electromagnetic fields or radio frequency energy and adverse health effects or that we will not be the subject of future lawsuits relating to this issue. See “Item 3. Legal Proceedings” for more details.

Government regulation of radio frequencies may limit the growth of the wireless communications industry or reduce barriers to entry for new competitors.

Radio frequencies are required to provide wireless services. The allocation of frequencies is regulated in the U.S. and other countries and limited spectrum space is allocated to wireless services. The growth of the wireless and personal communications industry may be affected: (1) by regulations relating to the access to allocated spectrum for wireless communication users, especially in urban areas, (2) if adequate frequencies are not allocated, or (3) if new technologies are not developed to better utilize the frequencies currently allocated for such use. Industry growth has been and may continue to be affected by the cost of new licenses required to use frequencies and any related frequency relocation costs.

The U.S. leads the world in spectrum deregulation, allowing new wireless communications technologies to be developed and offered for sale. Examples include wireless local area network systems, such as Wireless Fidelity (“WiFi”) and Long-Term Evolution (“LTE”). Other countries have also deregulated portions of their available spectrum to allow deployment of new technologies. Deregulation may introduce new opportunities for Motorola Mobility and our customers, but also new competition.

Changes in government policies and laws related to the Internet could negatively impact our financial results and cash flows.

The laws and regulations that impact access to, content on or commerce conducted on the Internet are still evolving. We could be negatively impacted by any such regulation in any country where we operate, including in the U.S. The adoption of such measures could decrease demand for our products and at the same time increase the cost of selling such products.

We rely on complex information technology systems and networks to operate our business. Any significant system or network disruption could have a negative impact on our operations, sales and operating results.

We rely on the efficient and uninterrupted operation of complex information technology systems and networks, some of which are within Motorola Mobility and some are outsourced. All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to computer viruses, security breach, energy blackouts, natural disasters, terrorism, war and telecommunication failures. We regularly face attempts by others to gain unauthorized access through the Internet to our information technology systems. These attempts, which might be the result of industrial or other espionage, or actions by hackers seeking to harm Motorola Mobility, our products or end-users, are sometimes successful. There also may be system or network disruptions if new or upgraded business management systems are defective or are not installed properly.

We have implemented various measures to manage our risks related to system and network disruptions, but these measures may be insufficient and a system failure or security breach could negatively impact our operations and financial results. The theft and/or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could negatively impact our competitive position. In addition, we may incur additional costs to remedy the damages caused by these disruptions or security breaches.

We face a number of risks related to the recent global financial crisis.

The global financial crisis that affected the banking system and financial markets which began during late 2008 and continued throughout 2009 and into 2010 resulted in a severe tightening in the worldwide credit markets, a low level of liquidity in many financial markets and extreme volatility in credit and equity markets. More recently, the destabilization of various currencies has also negatively impacted the global markets. This financial crisis has impacted, and could continue to impact, our business in a number of ways, including:

•

Destabilization of currencies: Destabilization of currencies has negatively impacted the credit markets and the valuation of certain currencies and may cause, and in some cases has caused, consumers and businesses to defer purchases in response to tighter credit, decreased purchasing power and/or declining consumer confidence. If future demand for our products declines due to global economic conditions, it could negatively impact our financial results.

•

Potential deferment or cancellation of purchases and orders by customers: Uncertainty about current and future global economic conditions may cause, and in some cases has caused, consumers, and businesses to defer or cancel purchases in response to tighter credit, decreased cash availability and declining consumer confidence. If future demand for our products declines due to global economic conditions, it could negatively impact our financial results.

•

Negative impact from increased financial pressures on key suppliers: Our ability to meet customers’ demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components from our suppliers. Certain of our components are available only from a single source or limited sources. If certain key suppliers were to become capacity or liquidity constrained or insolvent, it could result in a reduction or interruption in supplies or an increase in the price of supplies and negatively impact our financial results. In addition, credit constraints at key suppliers have resulted in accelerated payment of accounts payable by Motorola Mobility, impacting our cash flow. If this trend continues, it could negatively impact our cash flow. If suppliers consolidate to address this financial pressure, less competition among suppliers could result in increased costs which could negatively impact our financial results.

As a new company without long-term debt credit ratings, there can be no assurances that we will have access to the capital markets on terms acceptable to us.

From time to time we may need to access the long-term and short-term capital markets to obtain financing. Although we believe we have sufficient capital to permit us to finance our operations on acceptable terms and conditions, our access to, and the availability of, further financing on acceptable terms and conditions in the future will be impacted by many factors currently and in the future, including: (1) our financial performance, (2) our credit ratings or absence of a credit rating, (3) the liquidity of the overall capital markets, and (4) the state of the economy, including the telecommunications and cable industries. There can be no assurance that we will have future access to the capital markets on terms acceptable to us.

We currently do not have long-term debt or a credit rating. As a result, the following activities we conducted at our Former Parent, as a rated company, may be more difficult to perform:

•

Ability to sell receivables: We may sell certain accounts receivable under facilities that may involve contractual commitments from third-parties to purchase qualifying receivables up to certain stated limits. These sales of receivables provide us the ability to accelerate cash flow when it is prudent to do so. The ability to sell (or “factor”) receivables may be subject to the credit quality of the obligor and our ability to obtain sufficient levels of credit insurance from independent insurance companies. We could be limited in our ability to sell receivables in the future because of our financial position, the creditworthiness of our customers or our ability to purchase credit insurance.

•

Our ability to obtain standby letters of credit and surety bonds could be limited: Certain commercial contracts with our customers require that we arrange for standby letters of credit, performance bonds and surety bonds (collectively referred to as “Performance Bonds”) to be issued on behalf of Motorola Mobility by banks and/or insurance companies. Issuers of these Performance Bonds may be less likely to provide Performance Bonds on our behalf in the future, unless we provide a sufficient level of collateral, and the costs for issuance may be higher. These limitations on issuance may apply to the renewal and extension of existing Performance Bonds, as well as the issuance of new Performance Bonds. Such collateral requirements could result in less liquidity for other operational needs, and financial flexibility would be reduced.

•

Our ability to hedge foreign exchange risk could be limited: Counterparties may be unwilling to provide trading and derivative credit facilities for us without cash collateral. This would limit our ability to reduce volatility in earnings and cash flow. Should cash collateral be provided, less liquidity would be available for operational needs, and our financial flexibility would be reduced.

•

Our ability to fund our foreign affiliates could be limited: Motorola Mobility relies on uncommitted lines of credit from banks to provide daylight overdraft, short-term loans and other sources of liquidity for foreign affiliates. Lenders may be unwilling to provide credit to our foreign affiliates as Motorola Mobility will have no credit ratings at the time of the Distribution. This situation could result in Motorola Mobility using U.S. cash to make loans to these affiliates or provide permanent equity where loans are not possible. If this occurs, less liquidity would be available for other operational needs, and our financial flexibility would be reduced.

•

Our trade terms with suppliers may be less favorable than those of our competitors: Suppliers may require letters of credit, cash collateral or other forms of security as part of standard payment conditions. Such requests could result in reduced liquidity and less leverage in pricing negotiations.

•

Our access to short-term and long-term financing is extremely limited and could be very costly: As a company with unrated credit, we may have limited access to short-term and long-term borrowing and the cost of such borrowings could be high as compared to the cost for companies with favorable credit ratings.

We may have higher levels of restricted cash or cash deposits as an independent, publicly traded company and we currently do not expect to have a credit rating, which could result in less liquidity and financial flexibility for Motorola Mobility.

Following the Distribution, we have approximately $150 million of cash deposits in Brazil related to various legal disputes. In addition, as an independent, publicly traded company we may have to use more cash to collateralize standby letters of credit, surety bonds and performance bonds (collectively “Performance Bonds”) as part of our ordinary operations, which means such cash will not be immediately available to us. The use of cash to obtain Performance Bonds could result in less liquidity for other important operational needs, and financial flexibility could be reduced.

We may be unable to obtain a sufficient supply of components and parts that are free of minerals mined from the Democratic Republic of Congo and adjoining countries, which could result in a shortage of such components and parts or reputational damages if we are unable to certify that our products are free of such minerals.

The Dodd-Frank Wall Street Reform and Consumer Protection Act included disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries (“DRC”) and procedures regarding a manufacturer’s efforts to prevent the sourcing of such “conflict” minerals. While final rules implementing these requirements are not expected from the SEC until later in 2011, the implementation of these requirements may limit the pool of suppliers who can provide us DRC Conflict Free components and parts, and we cannot make assurances that we will be able to obtain products in sufficient quantities that meet the DRC Conflict Free designation as proposed by the requirements. Also, since our supply chain is complex, we may face reputational challenges with our customers, stockholders and other stakeholders if we are unable to sufficiently verify the origins for the defined conflict metals used in our products.

Risks Relating to Our Recent Separation

If the Distribution, together with certain related transactions, were to fail to qualify as a reorganization for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, then we and/or our Former Parent and our stockholders could be subject to significant tax liability.

Our Former Parent received an opinion from Wachtell, Lipton, Rosen & Katz that the Distribution, together with certain related transactions, qualifies as a reorganization for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. The opinion relies on certain representations, assumptions and undertakings, including those relating to the past and future conduct of our business, and the opinion would not be valid if such representations, assumptions and undertakings were incorrect. Notwithstanding the opinion, the IRS could determine that the Distribution should be treated as a taxable transaction if it determines that any of the representations, assumptions or undertakings upon which the opinion relied is false or has been violated or if it disagrees with the conclusions in the tax opinion. For more information regarding the tax opinion, see the section entitled “The Separation—Material U.S. Federal Income Tax Consequences of the Distribution” included in the Information Statement of our Registration Statement on Form 10.

If the Distribution fails to qualify for tax-free treatment, our Former Parent would be subject to tax on gain, if any, as if it had sold the common stock of our Company in a taxable sale for its fair market value. In addition, if the Distribution fails to qualify for tax-free treatment, each of our initial public stockholders would be treated as if the stockholder had received a distribution equal to the fair market value of our common stock that was distributed to the stockholder, which generally would be taxed as a dividend to the extent of the stockholder’s pro rata share of our Former Parent’s current and accumulated earnings and profits and then treated as a non-taxable return of capital to the extent of the stockholder’s basis in our Former Parent’s common stock and finally as capital gain from the sale or exchange of our Former Parent’s common stock. Furthermore, even if the Distribution were otherwise to qualify under Sections 355 and 368(a)(1)(D) of the Code, it may be taxable to our Former Parent (but not to our Former Parent’s stockholders) under Section 355(e) of the Code, if the Distribution were later deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, stock representing a 50% or greater interest in our Former Parent or us. For this purpose, any acquisitions of our Former Parent’s stock or of our common stock within the period beginning two years before the Distribution and ending two years after the Distribution are presumed to be part of such a plan, although we or our Former Parent may be able to rebut that presumption. For a more detailed discussion, see the section entitled “The Separation—Material U.S. Federal Income Tax Consequences of the Distribution” included in the Information Statement of our Registration Statement on Form 10.

Under the Tax Sharing Agreement among our Former Parent, Motorola Mobility, Inc. and us, we would generally be required to indemnify our Former Parent against any tax resulting from the Distribution to the extent that such tax resulted from any of the following events (among others): (1) an acquisition of all or a portion of our stock or assets, whether by merger or otherwise, (2) any negotiations, understandings, agreements or arrangements with respect to transactions or events that cause the Distribution to be treated as part of a plan pursuant to which one or more persons acquire, directly or indirectly, stock representing a 50% or greater interest in Motorola Mobility, (3) certain other actions or failures to act by us, or (4) any breach by us of certain of our representations or undertakings. For a more detailed discussion, see the section entitled “Certain Relationships and Related Party Transactions—Agreements With Motorola, Inc.—Tax Sharing Agreement” included in the Information Statement of our Registration Statement on Form 10. Our indemnification obligations to our Former Parent and its subsidiaries, officers and directors are not limited by any maximum amount. If we are required to indemnify our Former Parent or such other persons under the circumstances set forth in the Tax Sharing Agreement, we could be subject to substantial liabilities.

We may be unable to achieve some or all of the benefits that we expect to achieve as an independent, publicly traded company.

By separating from our Former Parent there is a risk that our Company may be more susceptible to market fluctuations and other adverse events than we would have otherwise been were we still a part of the our Former Parent. As part of our Former Parent, we were able to enjoy certain benefits from our Former Parent’s operating diversity, purchasing and borrowing leverage, and available capital for investments. We may not be able to achieve some or all of the benefits that we expect to achieve as an independent, publicly traded company.

We have no operating history as an independent, publicly traded company, and our historical financial statements are not necessarily representative of the results we would have achieved as an independent, publicly traded company and may not be reliable indicators of our future results.

The historical financial statements do not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as an independent, publicly traded company during the periods presented or those that we will achieve in the future, primarily as a result of the following factors:

•

Prior to our separation, our business was operated by our Former Parent as part of its broader corporate organization, rather than as an independent company. Our Former Parent or one of its affiliates performed various corporate functions for us, including, but not limited to, tax administration, treasury activities, accounting, information technology services, human resources, legal, ethics and compliance program administration, real estate management, investor and public relations, certain governance functions (including internal audit) and external reporting. Our historical financial statements reflect allocations of corporate expenses from our Former Parent for these and similar functions. These allocations may be more or less than the comparable expenses we would have incurred had we operated as an independent, publicly traded company.

•

Historically, we have shared economies of scope and scale in costs, employees, vendor relationships and customer relationships with the other businesses of our Former Parent. We may not capture all the benefits our businesses have enjoyed as a result of being integrated with the other businesses of our Former Parent. The loss of some or all of these benefits could have an adverse effect on our business, results of operations and financial condition following the completion of the separation.

•

We may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements, and such arrangements may not be available to us or available on terms that are as favorable as those we could have obtained when we were part of our Former Parent.

•	Other significant changes may occur in our cost structure, management, financing and business operations as a result of our operation as a company separate from our Former Parent.

Motorola Mobility and its Former Parent share the use of certain logos and other trademarks, trade names and service marks, including “MOTOROLA” and the Stylized M logo and all derivatives and formatives thereof such as MOTO (“Motorola Marks”), which could result in product and market confusion and negatively impact our ability to expand our business under the Motorola brand.

There are risks associated with both Motorola Mobility and our Former Parent using the Motorola Marks. Because both Motorola Mobility and our Former Parent will be using the Motorola Marks, confusion could arise in the market, including customer and investor confusion regarding the products offered by the two companies. This risk could increase as both our Former Parent’s and our products continue to converge. Also, any negative publicity associated with either company in the future could adversely affect the public image of the other.

In addition because our Former Parent has the exclusive right to use the Motorola Marks with products and services within its specified fields of use, Motorola Mobility will not be permitted to use the Motorola Marks in those fields of use. In the event that Motorola Mobility desires to expand its business into any of our Former Parent’s fields of use, it will need to do so with a brand other than Motorola. Developing a brand as well-known and with as much brand equity as Motorola could take considerable time and expense. The risk of needing to develop a second brand increases as our Former Parent’s and our products continue to converge.

A change of control related to our Former Parent could result in an incompatible third-party being entitled to use the Motorola Marks, thereby increasing the risks associated with sharing the Motorola Marks.

Our Former Parent’s license to use the Motorola Marks is assignable to an acquiring entity. Similarly, in the event of a liquidation of our Former Parent, it is possible that a bankruptcy court would permit its license rights to be assigned to a third-party. While our Former Parent’s right to use the Motorola Marks is limited to a specific field of use, in the event of a change of control, it is possible that Motorola Mobility could be party to a license arrangement with a third-party whose interests are incompatible with those of Motorola Mobility, thereby potentially making the license arrangement difficult to administer, and increasing the costs and risks associated with sharing the Motorola Marks.

As part of our Former Parent, we benefited from licenses held by our Former Parent and we may incur additional unanticipated cost as an independent company when we no longer have the benefit of such licenses.

As part of our Former Parent, we enjoyed the benefits of a number of intellectual property licenses, including patent and software licenses, which covered all of our Former Parent’s businesses. As an independent company, we may have additional unanticipated costs to license intellectual property rights that in the past we had access to as part of our Former Parent. Such costs could include license fees or litigation costs. Although we cannot predict the extent of such unanticipated costs, it is possible such costs could negatively impact our financial results.

We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent company without transition services, and we may experience increased costs as a result of the separation.

Our Former Parent is contractually obligated to provide to us only those transition services specified in the Transition Services Agreement and the other agreements we entered into with our Former Parent in connection with the separation. The expiration date of the Transition Services Agreement varies by service provided, but is generally no longer than 12 months from the date of the Distribution. We may be unable to replace in a timely manner or on comparable terms the services or other benefits that our Former Parent previously provided to us. Upon the expiration of the Transition Services Agreement or other agreements, many of the services that are covered in such agreements will be provided internally or by unaffiliated third-parties, and we expect that, in some instances, we will incur higher costs to obtain such services than we incurred prior to the separation or under the terms of such agreements. If our Former Parent does not effectively perform the transition services and the other services that are called for under the Transition Services Agreement and other agreements, we may not be able to operate our business effectively and our profitability may decline. After the expiration of the Transition Services Agreement and the other agreements, we may be unable to replace the services specified in such agreements in a timely manner or on comparable terms.

Similarly, we currently purchase a wide variety of products and services, including software licenses, from third-parties as part of our Former Parent. We may experience some increased costs after the separation as a result of our inability to continue to purchase products and services on terms that are as favorable to us as those obtained under these combined purchasing arrangements. Although we cannot predict the extent of any such increased costs, it is possible that such costs could have a negative impact on our business and results of operations.

We may have been able to receive better terms from unaffiliated third-parties than the terms provided in our agreements with our Former Parent.

The agreements related to our separation from our Former Parent including the Master Separation and Distribution Agreement, Transition Services Agreement, Trademark License Agreement, Intellectual Property Agreements and other agreements, were negotiated in the context of our separation from our Former Parent while we were still part of our Former Parent and, accordingly, may not reflect terms that would have been reached between unaffiliated parties. The terms of the agreements we negotiated in the context of our separation relate to, among other things, allocation of assets, liabilities, rights, indemnifications and other obligations between our Former Parent and us as well as certain ongoing arrangements between our Former Parent and us. Had these agreements been negotiated with unaffiliated third-parties, they might have been more favorable to us. For more information, see the section entitled “Certain Relationships and Related Party Transactions” included in the Information Statement of our Registration Statement on Form 10.

Motorola Mobility and our Former Parent might not be able to engage in desirable strategic transactions and equity issuances following the Distribution.

To preserve the tax-free treatment to our Former Parent of the Distribution, under the Tax Sharing Agreement that we entered into with our Former Parent and Motorola Mobility, Inc., we agreed to refrain from taking or failing to take any action that prevents the Distribution and related transactions from being tax-free. Further, for the two-year period following the Distribution, in certain circumstances we may be precluded from:

•	entering into any transaction resulting in the acquisition of 40% or more of our stock or 60% or more of our assets, whether by merger or otherwise;

•	merging, consolidating or liquidating;

•	issuing equity securities beyond certain thresholds;

•	repurchasing Motorola Mobility common stock beyond certain thresholds; and

•	ceasing to actively conduct the Mobile Devices business.

These restrictions may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business. Furthermore, we could be liable for any resulting tax if our actions are deemed to be in violation of the Tax Sharing Agreement. For more information, see the sections entitled “The Separation—Material U.S. Federal Income Tax Consequences of the Distribution” and “Certain Relationships and Related Party Transactions—Agreements With Motorola, Inc.—Tax Sharing Agreement” included in the Information Statement of our Registration Statement on Form 10.

In connection with our separation, our Former Parent will indemnify us for certain liabilities and we will indemnify our Former Parent for certain liabilities. If we are required to indemnify our Former Parent, we may need to divert cash to meet those obligations and our financial results could be negatively impacted. In the case of our Former Parent’s indemnity, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or as to our Former Parent’s ability to satisfy its indemnification obligations in the future.

Pursuant to the Master Separation and Distribution Agreement and certain other agreements with our Former Parent, our Former Parent agreed to indemnify us from certain liabilities, and we agreed to indemnify our Former Parent for certain liabilities, in each case for uncapped amounts, as discussed further in the section entitled “Certain Relationships and Related Party Transactions—Agreements With Motorola, Inc.—” under each of “Master Separation and Distribution Agreement—Indemnification” “Tax Sharing Agreement” and “Employee Matters Agreement” included in the Information Statement of our Registration Statement on Form 10. Indemnities that Motorola Mobility may be required to provide our Former Parent are not subject to any cap, may be significant and could negatively impact our business, particularly indemnities relating to our actions that could impact the tax-free nature of the Distribution. Third-parties could also seek to hold us responsible for any of the liabilities that our Former Parent has agreed to retain. Further, there can be no assurance that the indemnity from our Former Parent will be sufficient to protect us against the full amount of such liabilities, or that our Former Parent will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from our Former Parent, any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, results of operations and financial condition.

A court could deem the Distribution to be a fraudulent conveyance and void the transaction or impose substantial liabilities upon us.

A court could deem the Distribution or certain internal restructuring transactions undertaken by our Former Parent in connection with the separation to be a fraudulent conveyance or transfer. Fraudulent conveyances or transfers are defined to include transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors or transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. A court could void the transactions or impose substantial liabilities upon us, which could adversely affect our financial condition and our results of operations. Among other things, the court could require our stockholders to return to our Former Parent some or all of the shares of our common stock issued in the Distribution, or require us to fund liabilities of other companies involved in the restructuring transactions for the benefit of creditors. Whether a transaction is a fraudulent conveyance or transfer will vary depending upon the jurisdiction whose law is being applied.

Risks Relating to Our Common Stock

There is not a long market history for our common stock and the market price of our shares may fluctuate widely.

We cannot predict the prices at which our common stock may trade. The market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond Motorola Mobility’s control, including:

•	a shift in our investor base;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	actual or anticipated fluctuations in our results of operations;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	the failure of securities analysts to cover our common stock after the Distribution;

•	changes in earnings estimates by securities analysts or our ability to meet our earnings guidance;

•	the operating and stock price performance of other comparable companies; and

•	overall market fluctuations and general economic conditions.

Stock markets in general have also experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could negatively affect the trading price of our common stock.

Stockholders’ percentage ownership in Motorola Mobility may be diluted in the future.

As with any publicly traded company, a stockholder’s percentage ownership in Motorola Mobility may be diluted in the future because of equity awards that we expect will be granted to our directors, officers and employees and if we issue new equity for acquisitions and other transactions involving the issuance of equity.

We do not expect to pay any cash dividends for the foreseeable future.

We presently intend to retain future earnings, if any, to finance our business. As a result, we do not expect to pay any cash dividends for the foreseeable future. All decisions regarding the payment of dividends by our Company will be made by our Board of Directors from time to time in accordance with applicable law. There can be no assurance that we will have sufficient surplus under Delaware law to be able to pay any dividends. This may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures or increases in reserves. If we do not pay dividends, the price of our common stock must appreciate for stockholders to receive a gain on their investment in Motorola Mobility. This appreciation may not occur. Further, in order to generate cash flow from their investments, stockholders may have to sell shares.

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

Motorola Mobility’s principal executive offices are currently located at 600 N. U.S. Highway 45, Libertyville, Illinois 60048. This location also is currently the headquarters of our Mobile Devices business. Our Home business headquarters is currently in Horsham, Pennsylvania. Motorola Mobility also operates manufacturing facilities, research and development, administrative and sales offices in other U.S. locations and in many other countries. As a newly independent company, Motorola Mobility is currently reviewing the functions and designations for several facilities in the U.S., including the headquarter locations for the Company and its businesses. Motorola Mobility owns eight facilities (manufacturing, sales, service and offices), five of which are located in the Americas Region (U.S., Canada, Mexico, Central America and South America) and three of which are located in other countries. Motorola Mobility leases 91 facilities, 36 of which are located in the Americas Region and 55 of which are located in other countries. Motorola Mobility owns three major facilities for the manufacturing and distribution of its products. These facilities are located in: Tianjin, China; Hsin Tien, Taiwan; and Jaguariuna, Brazil.

Motorola Mobility generally considers the productive capacity of the plants operated by each of its business segments to be adequate and sufficient for the requirements of each business group. The extent of utilization of such manufacturing facilities varies from plant to plant and from time to time during the year.

A substantial portion of Motorola Mobility’s products are manufactured in China, Taiwan, and Brazil, either in our own facilities or in the facilities of third-parties who manufacture and assemble products for us. If manufacturing in the region or by the small number of third-party suppliers and manufacturers who make a significant portion of our products were disrupted, Motorola Mobility’s overall production capacity could be significantly reduced.

Item 3: Legal Proceedings

Personal Injury Cases

Cases relating to Wireless Telephone Usage

Farina v. Nokia, Inc., et al.

On April 19, 2001, Farina v. Nokia, Inc., et al., was filed in the Pennsylvania Court of Common Pleas, Philadelphia County. Farina, filed on behalf of a Pennsylvania class, claimed that the failure to incorporate a remote headset into cellular phones or warning against using a phone without a headset rendered the phones defective by exposing users to alleged biological injury and health risks and sought compensatory damages and injunctive relief. After removal to federal court, transfer and consolidation with now-dismissed similar cases, an appeal, remand to state court and a second removal, the case proceeded in the federal district court in Philadelphia. The original complaint was amended to add allegations that cellular telephones sold without headsets are defective because they present a safety risk when used while driving. In the current complaint, Plaintiff seeks actual damages in the form of the greater of $100 or the difference in value of a Motorola phone as delivered and with a headset, the amount necessary to modify the phones to permit safe use, out of pocket expenses, including the purchase of headsets, treble damages and attorney’s fees and costs. On September 2, 2008, the federal district court in Philadelphia dismissed the Farina case, finding that the complaint is preempted by federal law. On October 22, 2010, the U.S. Court of Appeals for the Third Circuit affirmed the dismissal of the complaint. Plaintiff has received an extension of time to file a petition for writ of certiorari to appeal to the U.S. Supreme Court.

The Murray Cases

During 2001 and 2002, several cases were filed in the Superior Court of the District of Columbia alleging that use of a cellular phone caused a malignant brain tumor: Murray v. Motorola, Inc., et al., filed November 15, 2001; Agro, et al. v. Motorola, Inc., et al., filed February 26, 2002; Cochran, et al. v. Audiovox Corporation, et al., filed February 26, 2002, and Schofield, et al. v. Matsushita Electric Corporation of America, et al., filed February 26, 2002 (collectively the “Murray cases”). Each complaint seeks compensatory damages in excess of $25 million, consequential damages in excess of $25 million and punitive and/or exemplary damages in excess of $100 million. After removal to federal court, transfer, consolidation and remand, the defendants moved to dismiss the Murray cases on November 30, 2004. On August 24, 2007, the Superior Court granted the defendants’ motion and dismissed the cases with prejudice on federal preemption grounds. On September 20, 2007, Plaintiffs appealed the dismissal to the District of Columbia Court of Appeals.

On October 30, 2009, the Court of Appeals affirmed the decision in part and reversed the decision in part. The Court affirmed dismissal of claims challenging the adequacy of the FCC’s Standards on conflict preemption grounds. The Court also held that Plaintiffs’ claims may not be preempted to the extent they are based on allegations that their injuries were caused by wireless phones that did not comply with the FCC’s Radio Frequency (“RF”) exposure standards passed in 1996 (regardless of when Plaintiffs purchased their phones). The Court further held that claims asserted under DC Code Section 28-3904 (DC unlawful trade practices act) alleging that defendants provided false and misleading information about cell phones or omitted to disclose material information may not be preempted if Plaintiffs are able to base their claims on allegations that do not challenge the adequacy of the FCC’s safety standards. The Court remanded the cases to the Superior Court.

On May 3, 2010, Plaintiffs filed amended complaints. Plaintiffs’ amended complaints assert the same claims raised in their previous complaints but purport to limit their claims to those involving: (1) phones manufactured before the FCC adopted its Specific Absorption Rate standards in 1996; (2) post-1996 phones that do not comply with the FCC’s standards; and (3) allegedly non-preempted claims sounding in misrepresentation, non-disclosure, and failure to warn. Plaintiffs have not changed their allegations regarding the Motorola phones they allegedly purchased and used, other than to assert that none of the Motorola phones they purportedly purchased was compliant with the FCC’s Specific Absorption Rate standards. Plaintiffs seek the same damages as in the original complaints.

The Marks Case

On May 5, 2010, Alan and Ellen Marks filed suit in the Superior Court of the District of Columbia, Alan Marks, et. al v. Motorola, Inc., et. al., alleging that use of a cellular phone caused Alan Marks’ malignant brain tumor (“Marks Case”). The complaint is based on the same legal theories and factual allegations as the Murray cases and seeks compensatory damages of $25 million, consequential damages in excess of $25 million and punitive and/or exemplary damages of $100 million.

The Kidd Case

On October 22, 2010, Shawn and Alisha Kidd filed suit in the Superior Court of the District of Columbia, Shawn Kidd, et. al. v. Motorola, Inc., et. al., alleging that use of a cellular phone caused Shawn Kidd’s malignant brain tumor (“Kidd Case”). The complaint is based on the same legal theories and factual allegations as the Murray cases and seeks compensatory damages of $25 million, consequential damages in excess of $25 million and punitive and/or exemplary damages of $100 million.

Dahlgren v. Motorola, Inc., et al.

On September 9, 2002, Dahlgren v. Motorola, Inc., et al., was filed in the D.C. Superior Court containing class claims alleging deceptive and misleading actions by defendants for failing to disclose the alleged “debate” related to the safety of wireless phones reflected in studies that allegedly show wireless phones can cause harm. On December 9, 2005, Plaintiff filed an amended complaint in Dahlgren. On March 5, 2008, the court stayed Dahlgren pending the outcome of Murray v. Motorola, Inc., et al. After the Murray decision, the Court lifted the stay and the Plaintiff amended the complaint to remove the class allegations and sue in a representative capacity on behalf of the General Public of the District of Columbia. Dahlgren seeks treble damages or statutory damages in the amount of $1,500 per violation, whichever is greater, disgorgement of profits, punitive damages, attorneys’ fees, costs or disbursements. On July 8, 2010, the court granted Defendant’s motion to dismiss in part and denied it in part. The court dismissed claims asserting that Defendants failed to disclose the “safety debate” regarding cellular telephones and certain claims pre-dating October 2000. The court denied Defendants’ argument that federal preemption barred Plaintiff’s claims in their entirety. Plaintiff filed a third amended complaint on September 21, 2010.

Patent Related Cases

Personalized Media Communications, L.L.C. v. Motorola, Inc. et al.,

On February 19, 2008, Personalized Media Communications, L.L.C. filed an action for patent infringement against Motorola, Inc. and two other defendants in Personalized Media Communications, L.L.C. v. Motorola, Inc. et al., in the U.S. District Court for the Eastern District of Texas. The amended complaint alleges infringement of five patents by Motorola, Inc. The complaint alleges that Motorola, Inc. directly infringes, contributorily infringes or induces others to infringe the patents-in-suit by marketing, making, using and/or selling broadband transmission products, content origination products, head end products, digital set-top products and software products and services used in conjunction with digital set-top boxes. The complaint seeks unspecified monetary damages and injunctive relief.

Wi-LAN Inc. v. Research in Motion Corporation. et al.,

On June 19, 2008, Wi-LAN Inc. filed an action for patent infringement against Motorola, Inc. and other defendants in Wi-LAN Inc. v. Research in Motion Corporation. et al., in the U.S. District Court for the Eastern District of Texas. The complaint alleges infringement of two patents by Motorola, Inc. The complaint alleged that Motorola, Inc. has been, and is now, infringing, by way of inducement and/or contributory infringement, the patents-in-suit by making, using, offering for sale, importing, and/or selling mobile handsets and/or other products compliant with the IEEE 802.11 and/or CDMA2000 standards that fall within the scope of at least one claim of each of the patents-in-suit. The complaint sought unspecified monetary damages and injunctive relief. On June 2, 2010, Wi-LAN Inc. filed a second action for patent infringement against Motorola, Inc. and other defendants in Wi-LAN Inc. v. Acer, Inc., et al. in the U.S. District Court for the Eastern District of Texas. The second complaint alleged infringement of two additional patents by Motorola, Inc. The second complaint alleged that Motorola, Inc. was infringing, directly and indirectly by way of inducement and/or contributory infringement the patents-in-suit by making, using, offering for sale, importing, and/or selling products with wireless capability compliant with the Bluetooth standards. The second complaint sought unspecified monetary damages and injunctive relief. On January 28, 2011, Motorola Mobility Holdings, Inc. and Motorola Mobility, Inc. entered into a settlement and license agreement with Wi-LAN that resolved all pending litigation between the companies.

Panasonic Corporation v. Freescale Semiconductor, Inc. et al.

On April 1, 2010, Panasonic Corporation filed complaints for patent infringement against several Freescale Semiconductor entities and its customers (including Motorola, Inc.) in Certain Large Scale Integrated Circuit Semiconductor Chips and Products Containing Same (Inv. No. 337-TA-716) in the U.S. International Trade Commission and in Panasonic Corporation v. Freescale Semiconductor, Inc. in the U.S. District Court for the District of New Jersey. The complaints alleged infringement of two patents by Freescale components used in products by Motorola, Inc. The complaints, alleged that Motorola, Inc. manufactured, used, offered for sale, sold for importation, imported or sold after importation into the U.S. components that infringed claims of the patents-in-suit, including mobile phones that contained semiconductor chips supplied by Freescale Semiconductor. The ITC complaint sought exclusion and cease and desist orders. The New Jersey complaint sought unspecified monetary damages and injunctive relief. On April 30, 2010, the ITC instituted the investigation. On May 7, 2010, the New Jersey complaint was dismissed. On February 11, 2011, the parties jointly filed a motion to terminate the ITC investigation.

Microsoft Corporation v. Motorola, Inc.

On October 1, 2010, Microsoft Corporation (“Microsoft”) filed complaints against Motorola, Inc. in the International Trade Commission (“ITC”) and the United States District Court for the Western District of Washington (“District Court”) alleging patent infringement based on products manufactured and sold by Motorola, Inc. The ITC matter is entitled In the Matter of Mobile Devices, Associated Software, and Components Thereof (Inv. No. 337-TA-744). On October 6, 2010 and October 12, 2010, Microsoft amended the District Court and ITC complaints, respectively, to add Motorola Mobility, Inc. as a defendant. The complaints, as amended, allege infringement of claims in nine patents based on Motorola, Inc.’s and Motorola Mobility, Inc.’s manufacture and sale of Android-based mobile phones. The ITC complaint seeks exclusion and cease and desist orders. On November 5, 2010, the ITC instituted the investigation. The District Court complaint seeks unspecified monetary damages and injunctive relief.

On November 9, 2010, Microsoft filed a complaint in the United States District Court for the Western District of Washington against Motorola, Inc. and Motorola Mobility, Inc. (the “Motorola Defendants”) alleging that the Motorola Defendants breached a contractual obligation to license certain patents related to 802.11 wireless networking technology and H.264 video coding technology on reasonable and non-discriminatory terms and conditions. The complaint seeks unspecified monetary damages and injunctive relief including a declaration that the Motorola Defendants have not offered royalties to Microsoft under reasonable rates with reasonable terms and conditions that are demonstrably free of any unfair discrimination.

In November 2010, Motorola Mobility, Inc. and General Instruments Corporation filed complaints alleging patent infringement against Microsoft in the ITC and in the U.S. District Courts for the Southern District of Florida, Motorola Mobility, Inc. v. Microsoft Corporation and Motorola Mobility, Inc. and General Instruments Corporation v. Microsoft Corporation, and the Western District of Wisconsin, Motorola Mobility, Inc. and General Instruments Corporation v. Microsoft Corporation and Motorola Mobility, Inc. v. Microsoft Corporation. The ITC matter is entitled In the Matter of Certain Gaming and Entertainment Consoles, Related Software, and Components Thereof (Inv. No. 337-TA-752). Among the complaints, Motorola Mobility, Inc. and General Instruments Corporation are asserting infringement of claims in seventeen patents by Microsoft’s PC and Server software, Windows mobile software and Xbox products. The ITC complaint seeks exclusion and cease and desist orders. On December 23, 2010, the ITC instituted the investigation. The District Court complaints seek monetary damages and injunctive relief. In December 2010 and February 2011, Motorola Mobility, Inc. subsequently asserted claims in four additional patents in the Western District of Wisconsin, Motorola Mobility, Inc. v. Microsoft Corporation. Between December 23, 2010 and January 25, 2011, Microsoft filed counterclaims against Motorola Mobility, Inc. in these actions, alleging infringement of a total of fourteen additional Microsoft patents.

Motorola Mobility, Inc. v. Apple Inc.

On October 6, 2010, Motorola Mobility, Inc. filed a complaint alleging patent infringement against Apple Inc. with the ITC. The matter is entitled In the Matter of Certain Wireless Communication Devices, Portable Music and Data Processing Devices, Computers and Components Thereof (Inv. No. 337-TA-745). The complaint alleges that Apple Inc. directly infringes, contributorily infringes and/or induces others to infringe claims of six patents by importing and selling in the United States after importation certain wireless communication devices, portable music and data processing devices, computers, and components thereof without the authorization of Motorola Mobility, Inc. The complaint seeks the issuance of an exclusion order barring from entry into the United States certain products and a cease and desist order prohibiting Apple from importing, marketing and distributing certain products and other related activities. On November 8, 2010, the ITC instituted the investigation.

On October 6, 2010, Motorola Mobility, Inc. also filed two complaints for patent infringement against Apple Inc., Motorola Mobility, Inc. v. Apple Inc, in the United States District Court for the Northern District of Illinois (the “Illinois Complaints”). Motorola Mobility, Inc. filed another complaint for patent infringement against Apple Inc., Motorola Mobility, Inc. v. Apple Inc, in the United States District Court for the Southern District of Florida (the “Florida Complaint”). The complaints allege that Apple Inc. directly and/or indirectly infringes eighteen Motorola Mobility patents by making, using, offering for sale and selling in the United States certain products and services. On November 9, 2010, Motorola Mobility, Inc. voluntarily dismissed the Illinois Complaints, which are now being asserted as counterclaims in the actions brought by Apple Inc. on October 29, 2010 in the United States District Court for the Western District of Wisconsin, as described below. On November 18, 2010, Apple counterclaimed in the Southern District of Florida, alleging infringement of six Apple patents by Motorola Mobility, Inc.’s manufacture and sale of mobile devices, set-top boxes and digital video recorders.

On October 8, 2010, Motorola Mobility, Inc. filed a complaint for declaratory relief against Apple Inc. and NeXT Software, Inc. in Motorola Mobility, Inc. v. Apple Inc. and NeXT Software, Inc., in the United States District Court for the District of Delaware. The complaint seeks a judgment declaring that Motorola Mobility, Inc. has not infringed, induced the infringement of, or contributed to the infringement of any valid, enforceable claim of twelve patents owned by Apple Inc. and NeXT Software, Inc. On December 2, 2010, Apple asserted these twelve patents against Motorola, Inc. and Motorola Mobility, Inc. in the Western District of Wisconsin, seeking to transfer the Delaware action to Wisconsin.

On October 29, 2010, Apple Inc. filed two complaints alleging patent infringement against Motorola, Inc. and Motorola Mobility, Inc. in Apple Inc. v. Motorola, Inc. and Motorola Mobility, Inc., in the United States District Court for the Western District of Wisconsin. The complaints allege infringement of six patents by Motorola, Inc. and Motorola Mobility, Inc. The complaints allege that Motorola, Inc. and Motorola Mobility, Inc. directly infringe, contributorily infringe and/or induce others to infringe the patents-in-suit by making, using, offering for sale and selling in the United States certain mobile devices and related software. The complaint seeks unspecified monetary damages and injunctive relief. On November 9, 2010, Motorola Mobility, Inc. filed counterclaims against Apple Inc. to their complaints alleging infringement by Apple Inc. of twelve Motorola Mobility, Inc. patents originally asserted by Motorola Mobility, Inc. in the Northern District of Illinois as above.

On October 29, 2010, Apple Inc. filed a complaint alleging patent infringement against Motorola, Inc. and Motorola Mobility, Inc. with the United States International Trade Commission. The matter is entitled In the Matter of Certain Mobile Devices and Related Software (Inv. No. 337-TA-750). The complaint alleges infringement of three patents by Motorola, Inc. and Motorola Mobility, Inc. The complaint alleges that Motorola, Inc. and Motorola Mobility, Inc. directly infringe, contributorily infringe and/or induce others to infringe the patents-in-suit by manufacturing, marketing and selling in the United States mobile devices, such as smartphones, and associated software, including operating systems, user interfaces, and other application software designed for use on, and loaded onto, such devices. The complaint seeks the issuance of an exclusion order barring from entry into the United States certain mobile devices and related software and a cease and desist order prohibiting Motorola from importing, selling, transporting, and other related activities of certain mobile devices and related software. On November 30, 2010, the ITC instituted the investigation.

Tax Proceedings in Brazil

Brazilian tax authorities have proposed assessments against the Company’s Brazilian subsidiary relating to various technology transfer taxes, duties, value added taxes and certain other taxes related to the subsidiary’s operations for calendar years 1997 through 2010. These matters are progressing through the multiple levels of administrative and judicial review available in Brazil. Although we are vigorously defending ourselves in these matters and believe we have a strong position, in the event of a loss of these matters at the intermediate administrative level, in order to continue to dispute the matter in Brazil’s judicial system, the Company may be required to deposit additional cash, bank or insurance bonds or pledge assets while the underlying matter is pending judicial review to cover an amount equal to the full value of the alleged tax assessment plus penalties and interest, which may negatively impact the Company’s cash liquidity, potentially significantly in some cases. Due to the complexities and uncertainty surrounding the administrative and judicial process in Brazil and the nature of the claims asserted, we do not expect a final judicial determination for several years.

For additional information regarding litigation and its potential impact on the Company, see “Item 1A. Risk Factors”.

The Company is involved in various other lawsuits, claims and investigations arising in the normal course of business and relating to our business, such as intellectual property disputes, contractual disputes, and employment matters. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on Motorola Mobility’s combined financial position, liquidity or results of operations. However, an unfavorable resolution could have a material adverse effect on the Company’s combined financial position, liquidity or results of operations in the periods in which the matters are ultimately resolved.

Item 4: Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The following table sets forth the information as of February 1, 2011 for our executive officers and their titles.

Name	Age	Position(s)

Sanjay K. Jha	47	Chairman of the Board and Chief Executive Officer
Marc E. Rothman	46	Chief Financial Officer
John R. Bucher	50	Chief Strategy Officer
Scott A. Crum	54	Chief People Officer
Daniel M. Moloney	51	President
D. Scott Offer	46	General Counsel
William C. Ogle	43	Chief Marketing Officer
Geoffrey S. Roman	58	Chief Technology Officer

DR. SANJAY K. JHA, Principal Occupation: Chairman of the Board and Chief Executive Officer, Motorola Mobility Holdings, Inc. and Chief Executive Officer, Motorola Mobility, Inc.

Dr. Jha, since December 2010, has served as Chairman of Motorola Mobility Holdings, Inc. Since June 2010, Dr. Jha served as Chief Executive Officer of Motorola Mobility Holdings, Inc. and Motorola Mobility, Inc. From August 2008 to January 2011, Dr. Jha served as Co-Chief Executive Officer of Motorola, Inc. and Chief Executive Officer of Mobile Devices and Home business with responsibility for Home business since February 2010. Prior to joining Motorola, Inc., Dr. Jha served as Executive Vice President and Chief Operating Officer of Qualcomm, Inc. from December 2006 to August 2008. Dr. Jha also served as Executive Vice President and President of Qualcomm CDMA Technologies (QCT), Qualcomm’s chipset and software division, from January 2003 to December 2006.

MARC E. ROTHMAN, Principal Occupation: Senior Vice President and Chief Financial Officer, Motorola Mobility Holdings, Inc. and Motorola Mobility, Inc.

Mr. Rothman has served as Chief Financial Officer, Motorola Mobility Holdings, Inc. and Motorola Mobility, Inc. since June 2010. Mr. Rothman served as Senior Vice President, Finance, Chief Financial Officer, Mobile Devices and Home business, Motorola, Inc. from February 2010 to January 2011. From March 2008 to February 2010, Mr. Rothman served as Senior Vice President, Finance, Chief Financial Officer, Mobile Devices business, Motorola Inc. From June 2007 to March 2008, Mr. Rothman served as Senior Vice President, Finance, Corporate Controller of Motorola, Inc. From March 2006 to May 2007, he served as Senior Vice President, Finance, Networks and Enterprise Mobility Solutions, Inc. From June 2003 to March 2006, he served as Senior Vice President, Finance, Government and Public Safety and Networks, Motorola Inc.

JOHN R. BUCHER, Principal Occupation: Corporate Vice President, Chief Strategy Officer, Motorola Mobility Holdings, Inc. and Motorola Mobility, Inc.

Mr. Bucher has served as Corporate Vice President, Chief Strategy Officer, Motorola Mobility Holdings, Inc. since December 2010 and Corporate Vice President, Chief Strategy Officer, Motorola Mobility, Inc. since August 2010. Mr. Bucher served at Motorola, Inc. from June 2010 to January 2011 as Corporate Vice President, Strategy, Mobile Devices and Home business. From May 2007 to June 2010, Mr. Bucher served as Financial Analyst, PRIMECAP Management Company and from June 2000 to May 2007 he served as a sell-side equity research analyst for BMO Capital Markets where he was also designated a Managing Director.

SCOTT A. CRUM, Principal Occupation: Senior Vice President, Chief People Officer, Motorola Mobility Holdings, Inc. and Motorola Mobility, Inc.

Mr. Crum has served as Senior Vice President, Chief People Officer, Motorola Mobility Holdings, Inc. since December 2010 and Senior Vice President, Chief People Officer, Motorola Mobility, Inc. since July 2010. Mr. Crum served at Motorola, Inc. from July 2010 to January 2011 as Senior Vice President, Human Resources, Mobile Devices and Home business. Prior to joining Motorola, Mr. Crum served as Senior Vice President and Director, Human Resources ITT Corporation from September 2002 to July 2010. Prior to joining ITT, Mr. Crum was the head of Human Resources for General Instrument Corporation and became Corporate Vice President, Human Resources, when that company was acquired by Motorola, Inc.

DANIEL M. MOLONEY, Principal Occupation: President, Motorola Mobility Holdings, Inc. and Motorola Mobility, Inc.

Mr. Moloney has served as President, Motorola Mobility Holdings, Inc. since December 2010 and President, Motorola Mobility, Inc. since September 2010. Mr. Moloney served at Motorola, Inc. from September 2010 to January 2011 as Executive Vice President Mobile Devices and Home business. Prior to rejoining Motorola, Inc. in September 2010, Mr. Moloney served as President and Chief Executive Officer, Technitrol, Inc. from March 2010 to August 2010. From February 2010 to March 2010, Mr. Moloney served at Motorola, Inc. as Executive Vice President, President, Home, and as Executive Vice President, President, Home and Networks Mobility from April 2007 to February 2010. Mr. Moloney also served at Motorola, Inc. as Executive Vice President, President, Connected Home Solutions from January 2005 to April 2007.

D. SCOTT OFFER, Principal Occupation: Senior Vice President and General Counsel, Motorola Mobility Holdings, Inc. and Motorola Mobility, Inc.

Mr. Offer has served as Senior Vice President and General Counsel, Motorola Mobility Holdings, Inc. since August 2010 and Senior Vice President and General Counsel, Motorola Mobility, Inc. since July 2010. Mr. Offer served at Motorola, Inc. from February 2010 to January 2011 as Senior Vice President, Law, Mobile Devices and Home business. From April 2006 to February 2010, Mr. Offer served at Motorola, Inc. as Corporate Vice President, Law, Mobile Devices business, and Vice President Law, Mobile Devices from March 2004 to April 2006.

WILLIAM C. OGLE, Principal Occupation: Senior Vice President, Chief Marketing Officer, Motorola Mobility Holdings, Inc. and Motorola Mobility, Inc.

Mr. Ogle, has served as Senior Vice President, Chief Marketing Officer, Motorola Mobility Holdings, Inc. since December 2010 and Senior Vice President, Chief Marketing Officer, Motorola Mobility, Inc. since July 2010. Mr. Ogle served at Motorola, Inc. from July 2009 to January 2011 as Senior Vice President, Chief Marketing Officer, Mobile Devices. From October 2007 to June 2009, Mr. Ogle served as Chief Marketing Officer, Samsung Telecommunications America, Inc. Prior to that position, Mr. Ogle served as Chief Marketing Officer, Pizza Hut, Inc. from January 2006 to September 2007 and Chief Concept Development Officer, Pizza Hut, Inc. from November 2003 to January 2006.

GEOFFREY S. ROMAN, Principal Occupation: Senior Vice President, Chief Technology Officer, Motorola Mobility Holdings, Inc. and Motorola Mobility, Inc.

Mr. Roman, has served as Senior Vice President, Chief Technology Officer, Motorola Mobility Holdings, Inc. since December 2010 and Senior Vice President, Chief Technology Officer, Motorola Mobility, Inc. since July 2010. Mr. Roman served at Motorola, Inc. from June 2010 to January 2011 as Senior Vice President, Chief Technology Officer, Mobile Devices and Home business. Prior to that position, Mr. Roman served at Motorola, Inc. as Senior Vice President, Strategy, Business Development, Technology, and Quality, Home and Networks Mobility from June 2007 to June 2010 and as Corporate Vice President, Strategy and Business Development, Connected Home Solutions from August 2002 to June 2007.

The above executive officers will serve as executive officers of Motorola Mobility until the regular meeting of the Board of Directors in May 2011 or until their respective successors shall have been elected. There is no family relationship between any of the executive officers listed above.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Motorola Mobility’s common stock is listed on the New York Stock Exchange. The number of registered stockholders of record of Motorola Mobility common stock on January 31, 2011 was 49,545.

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference to the information under the caption “Equity Compensation Plan Information” of Motorola Mobility’s Proxy Statement for the 2011 Annual Meeting of Stockholders. The remainder of the response to this Item incorporates by reference Note 16, “Quarterly and Other Financial Data (unaudited)” of the Notes to Combined Financial Statements appearing under “Item 8: Financial Statements and Supplementary Data”.

PERFORMANCE GRAPH

The following graph compares the cumulative total returns of Motorola Mobility Holdings, Inc., the S&P 500 Index and the S&P Global Technology Sector Index. This graph covers the period from December 17, 2010 (the first day our common stock began “when-issued” trading on the NYSE) through January 31, 2011. Our common stock began “regular-way” trading in connection with the separation on January 4, 2011.

This graph assumes $100 was invested in the stock or the Index on December 17, 2010 and also assumes the reinvestment of dividends.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our filings, as amended, with the Securities and Exchange Commission, except as shall be expressly set forth by specific reference in such filing.

Item 6: Selected Financial Data

Motorola Mobility Holdings, Inc. and Subsidiaries

Five-Year Financial Summary

	Years Ended December 31,
(In millions)	2010	2009	2008	2007	2006
Combined Operating Data:
Net revenues	$11,460	$11,050	$17,099	$23,373	$31,810
Gross margin	2,965	2,153	2,819	4,483	7,724
Operating earnings (loss)	76	(1,211)	(2,040)	(1,131)	2,593
Net earnings (loss)	(79)	(1,335)	(2,972)	(648)	1,852
Net earnings (loss) attributable to Motorola Mobility Holdings, Inc.	(86)	(1,342)	(2,969)	(656)	1,847
Combined Balance Sheet Data:
Total assets	$6,204	$5,858	$7,167	$11,096	$12,736
Other Data
Intangible assets amortization expense	$55	$57	$64	$88	$60
Share-based compensation expense	163	166	147	157	133
Capital expenditures	143	67	151	195	183
Research and development expenditures	1,479	1,591	2,358	2,550	2,259

MANAGEMENT’S DISCUSSION AND ANALYSIS	43
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial position and results of operations for each of the three years in the period ended December 31, 2010. This commentary should be read in conjunction with our combined financial statements and the notes thereto appearing under “Item 8: Financial Statements and Supplementary Data.”

Introduction

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is a supplement to the accompanying combined financial statements and provides additional information on Motorola Mobility’s business, recent developments, financial condition, liquidity and capital resources, cash flows and results of operations. MD&A is organized as follows:

•

Separation from Motorola, Inc.—This section provides a general discussion of our separation from Motorola, Inc., which changed its name to Motorola Solutions, Inc. (hereinafter, our “Former Parent”) effective January 4, 2011.

•

Executive Overview—This section provides a general description of our business, as well as recent developments we believe are important in understanding our results of operations and financial condition or in understanding anticipated future trends.

•	Looking Forward—The section provides a discussion of management’s general outlook about market demand, competition and product development.

•

Basis of Presentation—This section provides a discussion of the basis on which our combined financial statements were prepared, including our historical results of operations and adjustments thereto, primarily allocations of general corporate expenses from our Former Parent.

•	Results of Operations—This section provides an analysis of our results of operations for the three years ended December 31, 2010.

•

Liquidity and Capital Resources—This section provides a discussion of our current financial condition and an analysis of our cash flows for the three years ended December 31, 2010. This section also provides a discussion of our contractual obligations, other purchase commitments and customer credit risk that existed at December 31, 2010, as well as a discussion of the amount of financial capacity available to fund our future commitments and ongoing operating activities. We do not have any off-balance sheet arrangements, as defined by the SEC.

•

Critical Accounting Policies—This section identifies and summarizes those accounting policies that significantly impact our reported results of operations and financial condition and require significant judgment or estimates on the part of management in their application.

•

Quantitative and Qualitative Disclosures About Market Risk—This section discusses how we monitor and manage exposure to potential gains and losses arising from changes in market rates and prices, which, for us, is primarily associated with changes in foreign currency exchange rates.

Separation from Former Parent

On January 4, 2011 (the “Distribution Date”), Motorola Mobility Holdings, Inc. became an independent, publicly traded company as a result of our Former Parent’s distribution of its shares of Motorola Mobility to our Former Parent’s stockholders. On the Distribution Date, Former Parent stockholders of record as of the close of business on December 21, 2010 (the “Record Date”) received one share of Motorola Mobility common stock for every eight shares of Motorola, Inc. common stock held as of the Record Date (the “Distribution”). Motorola Mobility is comprised of Motorola, Inc.’s former Mobile Devices and Home businesses. Our Former Parent’s Board of Directors approved the distribution of its shares of Motorola Mobility Holdings, Inc. on November 30, 2010. Motorola Mobility Holdings, Inc. was incorporated on May 28, 2010 and is the parent of Motorola Mobility, Inc., our main U.S. wholly owned operating subsidiary through which we conduct substantially all of the business activities discussed in this Annual Report on Form 10-K. Our Registration Statement on Form 10 was declared effective by the U.S. Securities and Exchange Commission on December 1, 2010. Our common stock began trading “regular-way” under the ticker symbol “MMI” on the New York Stock Exchange on January 4, 2011.

The Motorola Mobility businesses discussed herein represent the historical operating results and financial condition of Motorola Mobility. Any references to “we,” “us,” “Motorola Mobility Holdings, Inc.,” “Motorola Mobility” or the “Company” in this MD&A refer to the Mobile Devices and Home businesses as they operated as a part of our Former Parent prior to the Distribution.

Historically, Motorola Mobility has used the corporate functions of our Former Parent for a variety of services including treasury, accounting, tax, legal, internal audit, human resources, public and investor relations, general management, real estate, shared information technology systems, procurement, corporate governance activities and centrally managed employee benefit arrangements, which include the costs of salaries, benefits and other related costs. Motorola Mobility was allocated $962 million in 2010, $1.0 billion in 2009 and $1.3 billion in 2008, of costs incurred by our Former Parent for these functions. Management believes the assumptions and methodologies underlying the allocation of these expenses from our Former Parent are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been or will be incurred by Motorola Mobility if it were to operate as an independent, publicly traded company. We have entered into agreements with our Former Parent for continuation of some of these services, but the terms and prices on which such services are rendered may be different than the terms and prices in effect prior to the Distribution. Such differences are expected to be minimal. In addition, the costs of some services previously allocated to the Company from our Former Parent will differ from those costs associated with being an independent, publicly traded company.

Executive Overview

The Company

Motorola Mobility Holdings, Inc. is a provider of innovative technologies, products and services that enable a range of mobile and wireline digital communication, information and entertainment experiences. The Company’s integrated products and platforms deliver rich multimedia content, such as video, voice, messaging and Internet-based applications and services to multiple screens, such as mobile devices, televisions and personal computers. Our product portfolio primarily includes mobile devices, wireless accessories, set-top boxes and video distribution systems, and wireline broadband infrastructure products and associated customer premises equipment. We are focused on developing differentiated, innovative products to meet the expanding needs of consumers to communicate, to collaborate and to discover, consume, create and share content at a time and place of their choosing on multiple devices.

We operate our business in two segments. The Mobile Devices segment is focused on mobile wireless devices and related products and services. This segment’s net revenues were $7.8 billion in 2010, representing 68% of Motorola Mobility’s combined net revenues. The Home segment is focused on technologies to provide video entertainment services to consumers by enabling subscribers to access a variety of interactive digital television services. This segment’s net revenues were $3.6 billion in 2010, representing 32% of Motorola Mobility’s combined net revenues.

Motorola Mobility’s Financial Results for the Year Ended December 31, 2010

•

Net Revenues: Our net revenues were $11.5 billion in 2010, up 4% compared to net revenues of $11.1 billion in 2009. Net revenues increased 9% in the Mobile Devices segment and decreased 7% in the Home segment.

•

Operating Earnings: We had operating earnings of $76 million in 2010, compared to an operating loss of $1.2 billion in 2009. The operating earnings in 2010 compared to the operating loss in 2009 were primarily driven by an increase in gross margin, reflecting a favorable product mix, due to a significant increase in volume of smartphone devices by the Mobile Devices segment.

•	Net Loss: We had a net loss of $86 million in 2010, compared to a net loss of $1.3 billion in 2009.

•

2010 Annual Handset Shipments of 37.3 Million Units: We shipped 37.3 million handsets in 2010, a 32% decrease compared to shipments of 55.1 million handsets in 2009. We shipped 13.7 million smartphones in 2010. During the fourth quarter of 2010, we shipped approximately 4.9 million smartphones, a significant increase compared to the fourth quarter of 2009, when we launched our first smartphones and shipped approximately 2.0 million smartphones.

•	Operating Cash Flows: We generated $606 million of net cash from operating activities in 2010, compared to $1.1 billion of net cash used for operating activities in 2009.

Financial Results for our Two Business Segments for the Year Ended December 31, 2010

•

In Our Mobile Devices Business: Net revenues were $7.8 billion in 2010, an increase of 9% compared to net revenues of $7.1 billion in 2009. On a geographic basis, net revenues increased in North America, Asia and the Europe, Middle East and Africa region (“EMEA”), partially offset by decreased net revenues in Latin America. The 9% increase in net revenues was primarily driven by a 61% increase in average selling price (“ASP”), partially offset by a 32% decrease in unit shipments. We shipped 37.3 million handsets in 2010, a 32% decrease compared to shipments of 55.1 million units in 2009. We shipped 13.7 million smartphones in 2010 compared to 2.0 million in 2009.

The segment incurred an operating loss of $76 million in 2010, compared to an operating loss of $1.2 billion in 2009. The decrease in the operating loss was primarily due to an increase in gross margin driven by: (i) a favorable product mix, specifically due to increased volume of smartphones, (ii) lower excess inventory and other related charges in 2010 than in 2009, and (iii) the 9% increase in net revenues. Also contributing to the decrease in the operating loss were: (i) $283 million of gains related to legal settlements, (ii) lower reorganization of business charges, and (iii) lower research and development (“R&D”) expenditures, reflecting savings from cost-reduction initiatives, partially offset by higher selling, general and administrative (“SG&A”) expenses to support the growth in smartphone volumes.

•

In Our Home Business: Net revenues were $3.6 billion in 2010, a decrease of 7% compared to net revenues of $3.9 billion in 2009. On a geographic basis, net revenues decreased in North America, Asia and EMEA and increased in Latin America. The 7% decrease in net revenues in the Home segment is primarily attributable to a 12% decrease in net revenues of set-top boxes, reflecting: (i) a 5% decrease in shipments of set-top boxes and (ii) a lower ASP. The decrease in net revenues of set-top boxes was partially offset by higher net revenues of video and access infrastructure equipment.

The segment had operating earnings of $152 million in 2010, compared to operating earnings of $11 million in 2009. The increase in operating earnings was primarily due to (i) a decrease in R&D expenditures, reflecting savings from cost-reduction initiatives, (ii) an increase in gross margin, driven by a favorable product margin mix across product lines, and (iii) a non-recurring charge in Other charges (income) to settle a legal matter in 2009.

Major Challenges and Accomplishments in 2010

•

In the Mobile Devices business, the wireless handset market grew in 2010 and remained intensely competitive. The growth in the market was driven primarily by increasing demand for smartphones. To address this segment of the handset market, we focused on enhancing our smartphone portfolio. During the year, we launched 23 smartphones in markets around the world. We shipped 13.7 million smartphones compared to two million in 2009. In addition, we launched a number of feature phones, including those based on our iDEN technology, and introduced several voice-centric devices to meet specific market requirements, primarily in emerging markets. However, we continued to face challenges as we transitioned our product portfolio. From a financial perspective, the Mobile Devices’ revenues grew in 2010 compared to 2009, our first year of annual revenue growth since 2006. We also significantly reduced our operating loss compared to 2009 by shifting our overall product mix to higher margin smartphones from lower margin feature phones, improving supply chain efficiency, and reducing operating expenses.

•

In the Home business, weakened macro economic conditions provided some challenges for the industry. Demand for set-top boxes declined year-on-year in the first half of the year followed by modest growth in the second half. To strengthen our product portfolio, we made a number of enhancements including advanced set-top boxes, including those which can enable viewing of 3D TV, software solutions that allow operators to manage content across a multi-screen environment, and a multi-media IP hub that gives consumers more control and access to content. In infrastructure, revenues grew in 2010 as operators upgraded networks to expand capacity and provide capabilities for advanced services. From a financial perspective, while Home revenues declined in 2010 compared to 2009, we improved our operating margin by remaining focused on our priority markets, introducing innovative new products, and reducing operating expenses while continuing to invest in future growth opportunities. However, we continue to be impacted by economic conditions in the U.S. primarily as a result of the housing market.

Looking Forward

In our Mobile Devices business, while we expect the overall global mobile device market to remain intensely competitive, we expect annual growth in total industry demand over the next several years, particularly in smartphones and media tablets. Our strategy is focused on developing and marketing a comprehensive smartphone portfolio and strengthening our position in priority markets. Our smartphone portfolio focus will be on the following: (i) differentiating our products with software and services, including MOTOBLUR™, our proprietary applications and services suite, (ii) enhancing the ecosystem using our developer network (“MotoDEV”) application development program, and (iii) providing a smartphone portfolio across multiple price points for a broad array of carrier, distributor and retail customers. Our mid- to high-tier feature phone portfolio will be more limited given declining demand in this segment of the handset industry. We will continue to develop and market our iDEN portfolio of devices, although we expect overall iDEN unit demand in 2011 to be lower than in 2010. For lower-priced, voice-centric mobile devices, our portfolio will also be limited as we deliver devices to meet certain market needs. To address a new growth opportunity, we have announced a media tablet, a wireless device which enables expanded mobile Internet, content consumption, and enterprise experiences for consumers and business users. We expect significant annual growth in total industry demand for media tablets over the next several years and for this market to be intensely competitive. Mobile Devices’ market priorities continue to be primarily North America, China, and Latin America, followed by Western Europe and other strategic markets. With the growth in demand for smartphones and media tablets, and by accelerating our speed to market, providing rich consumer experiences and strengthening our brand, we expect to continue to improve the financial performance in Mobile Devices.

In our Home business, we expect overall industry demand in 2011 to be comparable to 2010 levels. We expect a return to industry growth when market conditions improve, particularly in the U.S., which may drive increased consumer demand for high definition TV set-top boxes, whole-home network solutions, 3D-TV, advanced interactive services and converged experiences. In addition, consumer demand for video services is expected to drive the need for infrastructure equipment to optimize networks and storage, increase bandwidth, and provide new services. We will continue to leverage our leadership position in set-top boxes and video delivery systems and prioritize our research and development efforts to position ourselves for future growth and emerging market opportunities. We will also continue to manage our overall cost structure and prioritize our product portfolio to ensure we continue to operate profitably.

Other opportunities we plan to focus on include those resulting from the convergence of industries like wireless, media, computing and the Internet. These industries are increasingly interacting with each other, which we expect will create demand for new consumer devices, applications and services. We believe we will be well positioned to deliver innovative experiences, both in the home and on the go, across multiple types of devices to address this emerging opportunity.

We conduct our business in highly competitive markets, facing both new and established competitors. The markets for many of our products are characterized by rapidly changing technologies, frequent new product introductions, changing consumer trends, short product life cycles and evolving industry standards. Market disruptions caused by new technologies, the entry of new competitors, consolidations among our customers and competitors, changes in regulatory requirements, or other factors, can introduce volatility into our businesses. We face challenging, but relatively stable, global economic conditions with more limited visibility than historical norms. Meeting all of these challenges requires consistent operational planning and execution and investment in technology, resulting in innovative products that meet the needs of our customers around the world. As we execute on meeting these objectives, we remain focused on taking the necessary action to design and deliver differentiated and innovative products, services and experiences that simplify, connect, and enrich people’s lives.

For more information, about our strategy and the risk related to our strategy and our future performance, see the sections under “Business—Business Segments” entitled “Mobile Devices Segment—Our Strategy” and “Home Segment—Our Strategy” and “Risk Factors” included elsewhere in this document.

We will operate our business differently as a new public company following the separation from our Former Parent. For more information on the challenges and risks related to our separation from our Former Parent, see the sections entitled “Risk Factors—Risks Relating to the Separation” and “The Separation” in this document.

Basis of Presentation

The combined financial statements have been derived from the consolidated financial statements and accounting records of our Former Parent, principally representing the Mobile Devices and Home business segments, using the historical results of operations, and the historical basis of assets and liabilities of the Mobile Devices and Home business segments. The historical financial statements include allocations of certain of our Former Parent’s general corporate expenses. Management believes the assumptions and methodologies underlying the allocation of general corporate expenses from our Former Parent are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by the Company if it had operated as an independent, publicly traded company or of the costs expected to be incurred in the future. As such, the combined financial statements included herein may not necessarily reflect the Company’s results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Company been a stand-alone company during the periods presented. Because a direct ownership relationship did not exist among all the various worldwide entities comprising the Company, our Former Parent’s net investment in the Company, is presented as Owner’s net investment, rather than stockholders’ equity in the combined financial statements. Transactions between Motorola Mobility and other Former Parent operations have been identified in the combined financial statements as transactions between related parties.

Results of Operations

Years Ended December 31, 2010, 2009 and 2008

Combined Business Results

	Years Ended December 31
(Dollars in millions)	2010	% of Revenue	2009	% of Revenue	2008	% of Revenues
Net revenues	$11,460		$11,050		$17,099
Costs of sales	8,495	74.1%	8,897	80.5%	14,280	83.5%

Gross margin	2,965	25.9%	2,153	19.5%	2,819	16.5%

Selling, general and administrative expenses	1,592	13.9%	1,486	13.4%	2,218	12.9%
Research and development expenditures	1,479	12.9%	1,591	14.4%	2,358	13.8%
Other charges (income)	(182)	(1.6)%	287	2.6%	283	1.7%

Operating earnings (loss)	76	0.7%	(1,211)	(10.9)%	(2,040)	(11.9)%

Other income (expense):
Interest income (expense), net	(52)	(0.5)%	(41)	(0.4)%	28	0.2%
Gains (losses) on sales of investments and business, net	—	0.0%	(34)	(0.3)%	11	0.1%
Other, net	(28)	(0.2)%	(49)	(0.5)%	64	0.3%

Total other income (expense)	(80)	(0.7)%	(124)	(1.2)%	103	0.6%

Loss before income taxes	(4)	(0.0)%	(1,335)	(12.1)%	(1,937)	(11.3)%
Income tax expense	75	0.7%	—	0.0%	1,035	6.1%

Net loss	(79)	(0.7)%	(1,335)	(12.1)%	(2,972)	(17.4)%
Less: Earnings (loss) attributable to non-controlling interests	7	0.1%	7	0.0%	(3)	(0.0)%

Net loss attributable to Motorola Mobility Holdings, Inc.	$(86)	(0.8)%	$(1,342)	(12.1)%	$(2,969)	(17.4)%

Geographic market revenues measured by the locale of the end customer as a percent of total net revenues for 2010, 2009 and 2008 are as follows:

Geographic Market Revenues by Locale of End Customer

	2010	2009	2008
United States	65%	64%	54%
Latin America	14	16	21
China	7	6	6
Europe	7	5	8
Asia, excluding China	4	6	7
Other markets	3	3	4

	100%	100%	100%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Revenues

Net revenues were $11.5 billion in 2010, up 4% compared to net revenues of $11.1 billion in 2009. The increase in net revenues reflects a $673 million, or 9% increase in net revenues in the Mobile Devices segment, offset by a $263 million, or 7%, decrease in net revenues in the Home segment. The 9% increase in net revenues in the Mobile Devices segment was primarily driven by a 61% increase in average selling price (“ASP”), partially offset by a 32% decrease in unit shipments. The 7% decrease in net revenues in the Home segment reflects a 12% decrease in net revenues from set-top boxes, partially offset by higher net revenues from video and access infrastructure equipment.

Gross Margin

Gross margin was $3.0 billion, or 25.9% of net revenues in 2010, compared to $2.2 billion, or 19.5% of net revenues, in 2009. The increase in gross margin reflects: (i) a significant increase in the Mobile Devices segment, and (ii) an increase in the Home segment. The increase in gross margin in the Mobile Devices segment was primarily driven by: (i) a favorable product mix, specifically due to increased volume of smartphone devices, (ii) lower excess inventory and other related charges in 2010 than in 2009, and (iii) the 9% increase in net revenues. The increase in gross margin in the Home segment was due to a favorable product margin mix across all product lines. The increase in gross margin as a percentage of net revenues in 2010 compared to 2009 reflects an increase in gross margin percentage in both segments. The Company’s overall gross margin as a percentage of net revenues is impacted by the proportion of overall net revenues generated by its various businesses.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 7% to $1.6 billion, or 13.9% of net revenues, in 2010, compared to $1.5 billion, or 13.4% of net revenues, in 2009. The increase in SG&A expenses reflects higher SG&A expenses in both segments. The increase in SG&A expenses in the Mobile Devices segment was primarily driven by an increase in marketing expenses. The increase in SG&A expenses in the Home segment was primarily due to a charge to settle a legal matter. SG&A expenses as a percentage of net revenues increased in the Home segment and decreased slightly in the Mobile Devices Segment.

Research and Development Expenditures

Research and development (“R&D”) expenditures decreased 7% to $1.5 billion, or 12.9% of net revenues, in 2010, compared to $1.6 billion, or 14.4% of net revenues, in 2009. The decrease in R&D expenditures reflects lower R&D expenditures in both segments, which was primarily due to savings from cost-reduction initiatives. R&D expenditures as a percentage of net revenues decreased in both segments. The Company participates in very competitive industries with constant changes in technology and, accordingly, the Company continues to believe that a strong commitment to R&D is required to drive long-term growth.

Other Charges (Income)

The Company recorded net other income of $182 million in Other charges (income) in 2010, compared to net other charges of $287 million in 2009. The net other income in 2010 included $283 million of gains related to legal settlements, partially offset by: (i) $55 million of charges relating to the amortization of intangible assets, and (ii) $46 million of net reorganization of business charges included in Other charges (income). The charges in 2009 include: (i) $155 million of net reorganization of business charges included in Other charges, (ii) a $75 million charge related to a legal settlement, and (iii) $57 million of charges relating to the amortization of intangibles. The net reorganization of business charges are discussed in further detail in the section entitled “Reorganization of Businesses” included elsewhere in this document.

Interest Expense, Net

Net interest expense was $52 million in 2010, compared to net interest expense of $41 million in 2009. Net interest expense in 2010 includes interest expense of $84 million, partially offset by interest income of $32 million. Net interest expense in 2009 includes interest expense of $70 million, partially offset by interest income of $29 million. Our net interest expense primarily represents the amount allocated from our Former Parent. This allocation is based on the Company’s Total assets as a percentage of the respective Former Parent’s Total assets, less Cash and cash equivalents and Sigma Fund included in our Former Parent’s consolidated balance sheets. Our interest income and interest expense as an independent, publicly traded company are expected to differ from the amounts reflected above.

Losses on Sales of Investments and Business, Net

The Company had no gains (losses) on sales of investments and businesses during 2010, compared to a loss of $34 million in 2009. In 2009, the net loss primarily relates to the sale of a business in the Mobile Devices segment.

Other

Net expense classified as Other, as presented in Other income (expense), was $28 million in 2010, compared to $49 million in 2009. The net expense in 2010 was primarily comprised of $29 million of foreign currency losses. The net expense in 2009 was primarily comprised of: (i) $45 million of foreign currency losses and (ii) $11 million of investment impairment charges.

Income Tax Expense

The Company recorded $75 million of net tax expense in 2010, compared to a de minimis net tax expense in 2009. The Company’s effective tax rates for 2010 and 2009 were less than the U.S. statutory tax rate of 35%, primarily due to no net tax benefits being recorded on the Company’s 2010 and 2009 U.S. losses and certain losses in Brazil and in China due to offsetting valuation allowances. Additionally, the Company’s tax provisions include net tax expense primarily related to foreign withholding taxes incurred during the period on royalty and dividend income.

The Company’s effective tax rate will change from period to period based on non-recurring events, such as the settlement of tax audits, changes in valuation allowances and the tax impact of significant unusual or extraordinary items, as well as recurring factors, including changes in the geographic mix of income before taxes, the level of pre-tax income or losses and effects of various global income tax strategies.

Net Loss

The Company incurred a loss before income taxes of $4 million in 2010, compared with a loss before income taxes of $1.3 billion in 2009. After taxes, and excluding Earnings (loss) attributable to non-controlling interests, the Company incurred a net loss of $86 million in 2010, compared to a net loss of $1.3 billion in 2009.

The decrease in the loss before income taxes in 2010 compared to 2009 was primarily attributable to: (i) a $812 million increase in gross margin, primarily due to a favorable product mix, (ii) a $469 million improvement in Other charges (income), primarily due to a $283 million gain related to legal settlements and a $109 million decrease in net reorganization of business charges included in Other charges (income), and (iii) a $112 million decrease in R&D expenditures.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Revenues

Net revenues were $11.1 billion in 2009, down 35% compared to net revenues of $17.1 billion in 2008. The decrease in net revenues reflects: (i) a $5.0 billion, or 41%, decrease in net revenues in the Mobile Devices segment, and (ii) a $1.0 billion, or 21%, decrease in net revenues in the Home segment. The 41% decrease in net revenues in the Mobile Devices segment was primarily driven by a 45% decrease in unit shipments, partially offset by an 8% increase in ASP. The 21% decrease in net revenues in the Home segment was primarily driven by a 24% decrease in net revenues of set-top boxes, reflecting: (i) an 18% decrease in unit shipments of set-top boxes, primarily due to lower shipments to large cable and telecommunications operators in North America as a result of macroeconomic conditions, and (ii) a lower ASP due to an unfavorable shift in product mix.

Gross Margin

Gross margin was $2.2 billion, or 19.5% of net revenues, in 2009, compared to $2.8 billion, or 16.5% of net revenues, in 2008. Gross margin decreased in both segments. The decrease in gross margin in the Mobile Devices segment was primarily driven by the 41% decrease in net revenues, partially offset by: (i) supply chain efficiencies, primarily including lower excess inventory charges in 2009 than in 2008, when the charges included a $370 million charge due to a decision to consolidate software and silicon platforms, and (ii) the absence in 2009 of a comparable $150 million charge in 2008 related to settlement of a silicon purchase commitment. The decrease in gross margin in the Home segment was primarily driven by the 21% decrease in net revenues, as there was only a slight decline in margin percentage.

The increase in gross margin as a percentage of net revenues in 2009 compared to 2008 was primarily driven by an increase in gross margin percentage in the Mobile Devices segment, partially offset by a slight decrease in gross margin percentage in the Home segment. The Company’s overall gross margin as a percentage of net revenues can be impacted by the proportion of overall net revenues generated by its various businesses. In 2009, the proportion of overall revenues by our Mobile Devices business was smaller than in previous years. Since Mobile Devices generally has the lower gross margin percentage of the Company’s businesses, this positively impacted overall gross margin percentage in 2009.

Selling, General and Administrative Expenses

SG&A expenses decreased 33% to $1.5 billion, or 13.4% of net revenues, in 2009, compared to $2.2 billion, or 12.9% of net revenues, in 2008. SG&A expenses decreased in the Mobile Devices segment and increased in the Home segment. The decrease in SG&A expenses in the Mobile Devices segment was primarily driven by lower marketing expenses and savings from cost-reduction initiatives. The slight increase in SG&A expenses in the Home segment was primarily due to increased administrative expenses, partially offset by savings from cost-reduction initiatives. SG&A expenses as a percentage of net revenues increased in both segments.

Research and Development Expenditures

R&D expenditures decreased 32% to $1.6 billion, or 14.4% of net revenues, in 2009, compared to $2.4 billion, or 13.8% of net revenues, in 2008. R&D expenditures decreased in both segments, primarily due to savings from cost-reduction initiatives. R&D expenditures as a percentage of net revenues increased in both segments. The Company participates in very competitive industries with constant changes in technology and, accordingly, the Company continues to believe that a strong commitment to R&D is required to drive long-term growth.

Other Charges

The Company recorded net charges of $287 million in Other charges in 2009, compared to net charges of $283 million in 2008. The net charges in 2009 included: (i) $155 million of net reorganization of business charges included in Other charges, (ii) a $75 million charge related to a legal settlement, and (iii) $57 million of charges relating to the amortization of intangibles. The net charges in 2008 included: (i) $151 million of net reorganization of business charges included in Other charges, (ii) $64 million of charges relating to the amortization of intangible assets, and (iii) $68 million of goodwill and other asset impairment charges. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section included elsewhere in this document. The goodwill and other asset impairment charges are discussed in further detail in the “Valuation and Recoverability of Goodwill” and “Valuation and Recoverability of Long-Lived Assets” sections included elsewhere in this document.

Interest Income (Expense), Net

Net interest expense was $41 million in 2009, compared to net interest income of $28 million in 2008. Net interest expense in 2009 includes interest expense of $70 million, partially offset by interest income of $29 million. Net interest income in 2008 included interest income of $99 million, partially offset by interest expense of $71 million. Our interest expense primarily represents the amount allocated from our Former Parent. This allocation is based on the Company’s Total assets as a percentage of the respective Former Parent’s Total assets, less Cash and cash equivalents and Sigma Fund included in our Former Parent’s consolidated balance sheets. Our interest expense as an independent, stand-alone company will differ from the amounts reflected above.

Gains (Losses) on Sales of Investments and Business, Net

Losses on sales of investments and business were $34 million in 2009, compared to gains of $11 million in 2008. In 2009, the net losses primarily relate to the sale of a business. In 2008, the net gains primarily related to sales of a number of the Company’s equity investments.

Other, net

Net expense classified as Other, as presented in Other income (expense), was $49 million in 2009, compared to net income of $64 million in 2008. The net expense in 2009 was primarily comprised of: (i) $45 million of foreign currency losses and (ii) $11 million of investment impairment charges. The net income in 2008 was primarily comprised of: (i) a $99 million curtailment gain associated with the decision to freeze benefit accruals for U.S. pension plans, and (ii) $56 million of gains related to the extinguishment of a liability, partially offset by: (i) $67 million of foreign currency losses, and (ii) $36 million of investment impairment charges.

Income Tax Expense

The Company recorded a de minimis net tax expense in 2009, compared to $1.0 billion of net tax expense in 2008. The Company’s effective tax rate in 2009 was less than the U.S. statutory tax rate of 35% primarily due to no net U.S. tax benefits being recorded on the Company’s U.S. losses due to the inability to recognize additional deferred tax assets. The Company’s effective tax rate in 2008 was less than the U.S. statutory tax rate of 35% primarily due to the recording of a $2.0 billion non-cash tax charge to establish full valuation allowances against the Company’s U.S., Brazil and China deferred tax assets, partially offset by a net reduction in unrecognized tax benefits.

The Company’s effective tax rate will change from period to period based on non-recurring events, such as the settlement of tax audits, changes in valuation allowances and the tax impact of significant unusual or extraordinary items, as well as recurring factors including changes in the geographic mix of income before taxes, the level of pre-tax income or losses and effects of various global income tax strategies.

Net Loss

The Company incurred a loss before income taxes of $1.3 billion in 2009, compared with a loss before income taxes of $1.9 billion in 2008. After taxes, and excluding Earnings (losses) attributable to non-controlling interests, the Company incurred a net loss of $1.3 billion in 2009, compared to a net loss of $3.0 billion in 2008.

The improvement in the loss before income taxes in 2009 compared to 2008 was primarily attributable to: (i) a $767 million decrease in R&D expenditures, and (ii) a $732 million decrease in SG&A expenses. These factors were partially offset by a $666 million decrease in gross margin.

Segment Results

The following commentary should be read in conjunction with the financial results of each operating business segment as detailed in Note 12, “Information by Segment and Geographic Region,” to the Company’s combined financial statements as of and for the year ended December 31, 2010. Net revenues and operating results for the Company’s two business segments for 2010, 2009 and 2008 are presented below.

Mobile Devices Segment

The Mobile Devices segment designs, manufactures, sells and services wireless mobile devices, including smartphones, with integrated software and accessory products, and licenses intellectual property. In 2010, the segment’s net revenues represented 68% of the Company’s combined net revenues, compared to 65% in 2009 and 71% in 2008.

	Years Ended December 31			Percent Change
(Dollars in millions)	2010	2009	2008	2010—2009	2009—2008
Segment net revenues	$7,819	$7,146	$12,187	9%	(41)%
Operating loss	(76)	(1,222)	(2,391)	(94)%	(49)%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

In 2010, the segment’s net revenues were $7.8 billion, an increase of 9% compared to net revenues of $7.1 billion in 2009. The 9% increase in net revenues was primarily driven by a 61% increase in average selling price (“ASP”), partially offset by a 32% decrease in unit shipments. The segment’s unit shipments reflected a decreased focus on the feature phone and voice-centric device segments of the market partially offset by higher unit shipments of smartphones. On a geographic basis, net revenues increased in North America, Asia and the Europe, Middle East and Africa region (“EMEA”), partially offset by decreased net revenues in Latin America.

The segment incurred an operating loss of $76 million in 2010, compared to an operating loss of $1.2 billion in 2009. The decrease in the operating loss was primarily due to an increase in gross margin driven by: (i) a favorable product mix, specifically due to increased volume of smartphone devices, (ii) lower excess inventory and other related charges in 2010 than in 2009, and (iii) the 9% increase in net revenues. Also contributing to the decrease in the operating loss were: (i) $283 million of gains related to legal settlements, (ii) lower reorganization of business charges, and (iii) lower research and development (“R&D”) expenditures, reflecting savings from cost-reduction initiatives, partially offset by higher selling, general and administrative (“SG&A”) expenses. As a percentage of net revenues in 2010 as compared to 2009, gross margin increased, expenses for SG&A decreased slightly and R&D expenditures decreased.

The segment’s industry typically experiences short life cycles for new products. Therefore, it is vital to the segment’s success that new, compelling products are continually introduced. Accordingly, a strong commitment to R&D is required and, even amidst challenging global economic conditions, the segment expects to continue to make the appropriate investments to develop a differentiated product portfolio and fuel long-term growth.

The segment’s backlog (excluding any deferred revenue) was $678 million at December 31, 2010, compared to $409 million at December 31, 2009. This increase in backlog is primarily due to an increase in orders in North America, particularly for smartphones.

Unit shipments in 2010 were 37.3 million units, a 32% decrease compared to shipments of 55.1 million units in 2009. Smartphone shipments in 2010 were 13.7 million units. For the full year 2010, unit shipments decreased substantially in North America, Latin America and Asia and, were flat in EMEA.

In 2010, ASP increased approximately 61% compared to 2009 driven by favorable product mix towards smartphones. ASP is impacted by numerous factors, including product mix, market conditions and competitive product offerings, and ASP trends often vary over time.

The segment has several large customers located throughout the world. In 2010, aggregate net revenues to the segment’s five largest customers accounted for approximately 57% of the segment’s net revenues. Besides selling directly to carriers and operators, the segment also sells products through a variety of third-party distributors and retailers, which account for approximately 21% of the segment’s net revenues in 2010. The loss of any of the segment’s key customers could have a significant impact on the segment’s business.

Although the U.S. market continued to be the segment’s largest individual market, many of our customers, and 36% of the segment’s 2010 net revenues, were outside the U.S. In 2010, the largest of these international markets were China, Brazil, Mexico, Argentina and Korea.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

In 2009, the segment’s net revenues were $7.1 billion, a decrease of 41% compared to net revenues of $12.2 billion in 2008. The segment’s net revenues were negatively impacted by reduced product offerings in large market segments, particularly 3G products, including smartphones, and the segment’s limited product offerings in very low-tier products. The 41% decrease in net revenues was primarily driven by a 45% decrease in unit shipments, partially offset by an 8% increase in ASP. On a geographic basis, net revenues decreased substantially in Latin America, EMEA and Asia and, to a lesser extent, decreased in North America.

The segment incurred an operating loss of $1.2 billion in 2009, an improvement of 49% compared to an operating loss of $2.4 billion in 2008. The decrease in the operating loss was primarily due to decreases in: (i) SG&A expenses, primarily due to lower marketing expenses and savings from cost-reduction initiatives, (ii) R&D expenditures, reflecting savings from cost-reduction initiatives, (iii) supply chain efficiencies, primarily including lower excess inventory charges in 2009 than in 2008, when the charges included a $370 million charge due to a decision to consolidate software and silicon platforms, and (iv) the absence in 2009 of a comparable $150 million charge in 2008 related to settlement of a silicon purchase commitment, partially offset by a decrease in gross margin, driven by the 41% decrease in net revenues. As a percentage of net revenues in 2009 as compared to 2008, gross margin, SG&A expenses and R&D expenditures all increased.

The segment’s industry typically experiences short life cycles for new products. Therefore, it is vital to the segment’s success that new, compelling products are continually introduced. Accordingly, a strong commitment to R&D is required and, even amidst challenging global economic conditions, the segment expects to continue to make the appropriate investments to develop a differentiated product portfolio and fuel long-term growth.

The segment’s backlog (excluding any deferred revenue) was $409 million at December 31, 2009, compared to $290 million at December 31, 2008. This increase in backlog is primarily due to an increase in orders in North America, particularly for 3G products, including smartphones.

Unit shipments in 2009 were 55.1 million units, a 45% decrease compared to shipments of 100.1 million units in 2008. For the full year 2009, unit shipments decreased substantially in Latin America, EMEA and Asia and, to a lesser extent, decreased in North America. While the total unit shipments in the worldwide mobile device market decreased by approximately 6% in 2009, unit shipments by the segment decreased by a significantly higher percentage than the overall market.

In 2009, ASP increased approximately 8% compared to 2008. The overall increase in ASP was driven primarily by changes in the product tier and geographic mix of revenues, particularly in the fourth quarter of 2009 when the segment shipped approximately two million Android-powered smartphones. By comparison, ASP was flat in 2008. ASP is impacted by numerous factors, including product mix, geographic mix, market conditions and competitive product offerings, and ASP trends often vary over time.

The segment has several large customers located throughout the world. In 2009, aggregate net revenues to the segment’s five largest customers accounted for approximately 54% of the segment’s net revenues. Besides selling directly to carriers and operators, the segment also sells products through a variety of third-party distributors and retailers, which account for approximately 21% of the segment’s net revenues in 2009. The loss of any of the segment’s key customers could have a significant impact on the segment’s business.

Although the U.S. market continued to be the segment’s largest individual market, many of our customers, and 42% of the segment’s 2009 net revenues, were outside the U.S. In 2009, the largest of these international markets were Brazil, China, Mexico and Korea.

Home Segment

The Home segment designs, manufactures, sells, installs and services set-top boxes for digital video, IP video, satellite and terrestrial broadcast networks, end-to-end digital video and IPTV distribution systems, broadband access network infrastructure platforms, data and voice customer premises equipment and software solutions to cable TV and telecommunication service providers. In 2010, the segment’s net revenues represented 32% of the Company’s combined net revenues, compared to 35% in 2009 and 29% in 2008.

	Years Ended December 31			Percent Change
(Dollars in millions)	2010	2009	2008	2010—2009	2009—2008
Segment net revenues	$3,641	$3,904	$4,912	(7)%	(21)%
Operating earnings	152	11	351	*	(97)%
*	Percentage change is not meaningful.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

In 2010, the segment’s net revenues were $3.6 billion, a decrease of 7% compared to net revenues of $3.9 billion in 2009. The 7% decrease in net revenues in the Home segment is primarily attributable to a 12% decrease in net revenues from set-top boxes, reflecting: (i) a 5% decrease in shipments of set-top boxes and (ii) a lower ASP. The decrease in net revenues from set-top boxes was partially offset by higher net revenues from video and access infrastructure equipment.

Shipments of SD set-top boxes decreased significantly, primarily due to lower shipments to large telecommunication and cable operators in North America as a result of lower demand. The decrease in unit shipments of SD set-top boxes was partially offset by an increase in unit shipments of HD and HD/digital video recording (together, “HD/DVR”) set-top boxes due to increased demand for HD and DVR capabilities.

On a geographic basis, net revenues decreased in North America, Asia and EMEA and increased in Latin America. Net revenues in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 75% of the segment’s net revenues in 2010, compared to approximately 78% in 2009.

The segment had operating earnings of $152 million in 2010, compared to operating earnings of $11 million in 2009. The increase in operating earnings was primarily due to (i) a decrease in R&D expenditures, reflecting savings from cost-reduction initiatives, (ii) an increase in gross margin, driven by a favorable product margin mix across product lines and (iii) a $75 million non-recurring charge to settle a legal matter during 2009. As a percentage of net revenues in 2010 as compared to 2009, gross margin and SG&A expenses increased while R&D expenditures decreased.

The segment is dependent upon a small number of customers for a significant portion of its revenues. In 2010, revenues to the segment’s top five customers represented approximately 48% of the segment’s net revenues. The loss of one of these major customers could have a significant impact on the segment’s business. The segment’s backlog was $432 million at December 31, 2010, compared to $378 million at December 31, 2009.

In the Home business, demand for the segment’s products depends primarily on the level of spending by cable and telecommunication customers for their service offerings, including construction or expansion of their communications systems. In 2010, demand for our digital video products decreased in North America due to difficult macroeconomic conditions that led to reduced capital expenditures.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

In 2009, the segment’s net revenues were $3.9 billion, a decrease of 21% compared to net revenues of $4.9 billion in 2008. The 21% decrease in net revenues in the Home business was primarily driven by: (i) an 18% decrease in shipments of set-top boxes, primarily due to lower shipments to large cable and telecommunications operators in North America as a result of macroeconomic conditions, and (ii) a lower ASP due to an unfavorable shift in product mix.

Net revenues from SD set-top boxes and HD set-top boxes decreased significantly, primarily due to lower shipments to large telecommunication and cable operators in North America as a result of lower demand. The decrease in unit shipments of SD and HD set-top boxes was partially offset by (i) an increase in HD/DVR units shipments due to increased demand for DVR capabilities, and (ii) an increase in IP based set-top boxes.

On a geographic basis, the 21% decrease in net revenues was primarily driven by lower net revenues in North America and Latin America, and higher net revenues in EMEA and Asia. Net revenues in North America accounted for approximately 78% of the segment’s total net revenues in 2009, compared to approximately 81% of the segment’s total net revenues in 2008.

The segment had operating earnings of $11 million in 2009, a decrease of 97% compared to operating earnings of $351 million in 2008. The decrease in operating earnings was primarily due to: (i) a decrease in gross margin, driven by the 21% decrease in net revenues, and (ii) a $75 million charge related to a legal settlement. These factors were partially offset by a decrease in R&D expenditures, reflecting savings from cost-reduction initiatives. As a percentage of net revenues in 2009 as compared to 2008, gross margin decreased slightly and SG&A expenses and R&D expenditures increased.

The segment is dependent upon a small number of customers for a significant portion of its revenues. In 2009, revenues to the segment’s top five customers represented approximately 54% of the segment’s net revenues. The loss of one of these major customers could have a significant impact on the segment’s business. The segment’s backlog was $378 million at December 31, 2009, compared to $431 million at December 31, 2008.

In the Home business, demand for the segment’s products depends primarily on the level of capital spending by cable and telecommunication customers for constructing, rebuilding or upgrading their communications systems, and for offering advanced services. In 2009, our digital video customers in North America decreased their purchases of the segment’s products and services, primarily driven by the difficult macroeconomic conditions that forced them to reduce their capital expenditures. The reduction in purchases was also driven by the introduction of low-end digital adapters by us and our competitors.

Reorganization of Businesses

Prior to the separation, the Company participated in our Former Parent’s formal Involuntary Severance Plan (“Severance Plan”), which permits the Company to offer eligible employees severance benefits based on years of service and employment grade level in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. Effective August 1, 2009, our Former Parent amended and restated the Severance Plan. Under the amended Severance Plan, severance benefits will be paid in biweekly installments to impacted employees rather than in lump sum payments. The Company recognizes termination benefits based on formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management. Exit costs consist of future minimum lease payments on vacated facilities and other contractual terminations. At each reporting date, the Company evaluates its accruals for employee separation and exit costs to ensure the accruals are still appropriate. In certain circumstances, accruals are no longer needed because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. In these cases, the Company reverses accruals through the combined statements of operations where the original charges were recorded when it is determined they are no longer needed.

The Company realized cost-saving benefits of approximately $46 million in 2010 from the plans that were initiated during 2010, representing: (i) $30 million of savings in R&D expenditures, (ii) $9 million of savings in SG&A expenses, and (iii) $7 million of savings in Costs of sales. Beyond 2010, the Company expects the reorganization plans initiated during 2010 to provide annualized cost savings of approximately $143 million, representing: (i) $72 million of savings in R&D expenditures, (ii) $45 million of savings in SG&A expenses, and (iii) $26 million of savings in Cost of sales.

2010 Charges

During 2010, the Company continued to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. Both of the Company’s business segments were impacted by these plans. The employees affected were located in all regions.

During 2010, the Company recorded net reorganization of business charges of $63 million, including $17 million of charges in Costs of sales and $46 million of charges under Other charges in the Company’s combined statements of operations. Included in the aggregate $63 million are charges of $81 million for employee separation costs, partially offset by $18 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by business segment:

Year Ended December 31	2010
Mobile Devices	$34
Home	29

$63

The following table displays a roll forward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2010 to December 31, 2010:

2010	Accruals at January 1	Additional Charges	Adjustments	Amount Used	Accruals at December 31
Exit costs	$39	$—	$(7)	$(20)	$12
Employee separation costs	33	81	(14)	(68)	32
	$72	$81	$(21)	$(88)	$44

Exit Costs

At January 1, 2010, the Company had an accrual of $39 million for exit costs attributable to lease terminations. There were no material additional charges related to exit costs during 2010. The adjustments of $7 million reflect: (i) $6 million of reversals of accruals no longer needed, and (ii) $1 million of foreign currency translation adjustments. The $20 million used reflects cash payments. The remaining accrual of $12 million, which is included in Accrued liabilities in the Company’s combined balance sheet at December 31, 2010, represents future cash payments, primarily for lease termination obligations that are expected to be paid over a number of years.

Employee Separation Costs

At January 1, 2010, the Company had an accrual of $33 million for employee separation costs, representing the severance costs for approximately 400 employees. The additional 2010 charges of $81 million represent severance costs for approximately an additional 2,200 employees, of which 900 were direct employees and 1,300 were indirect employees.

The adjustments of $14 million reflect: (i) $12 million of reversals of accruals no longer needed and (ii) $2 million of foreign currency translation adjustments.

During 2010, approximately 1,500 employees, of which 500 were direct employees and 1,000 were indirect employees, were separated from the Company. The $68 million used in 2010 reflects cash payments to these separated employees. The remaining accrual of $32 million, which is included in Accrued liabilities in the Company’s combined balance sheet at December 31, 2010, is expected to be paid in 2011 to: (i) severed employees who began receiving payments in 2010, and (ii) approximately 1,100 employees who will begin receiving payments in 2011.

2009 Charges

During 2009, in light of the macroeconomic decline that adversely affected revenues, the Company continued to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. Both of the Company’s business segments were impacted by these plans, with the majority of the impact in the Mobile Devices segment. The employees affected are located in all geographic regions.

During 2009, the Company recorded net reorganization of business charges of $210 million, including $55 million of charges in Costs of sales and $155 million of charges under Other charges in the Company’s combined statements of operations. Included in the aggregate $210 million are charges of $206 million for employee separation costs, $28 million for exit costs and $20 million for fixed asset impairment charges, partially offset by $44 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by business segment:

(Dollars in millions)	Year Ended December 31, 2009
Mobile Devices	$192
Home	18

$210

The following table displays a roll forward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2009 to December 31, 2009:

(Dollars in millions)	Accruals at January 1, 2009	Additional Charges	Adjustments	Amount Used	Accruals at December 31, 2009
Exit costs	$63	$28	$(8)	$(44)	$39
Employee separation costs	103	206	(32)	(244)	33
	$166	$234	$(40)	$(288)	$72

Exit Costs

At January 1, 2009, the Company had an accrual of $63 million for exit costs attributable to lease terminations. The additional 2009 charges of $28 million are primarily related to the exit of leased facilities and contractual termination costs. The adjustments of $8 million reflect $9 million of reversals of accruals no longer needed, partially offset by $1 million of foreign currency translation adjustments. The $44 million used in 2009 reflects cash payments. The remaining accrual of $39 million, which is included in Accrued liabilities in the Company’s combined balance sheet at December 31, 2009, represents future cash payments, primarily for lease termination obligations that are expected to be paid over a number of years.

Employee Separation Costs

At January 1, 2009, the Company had an accrual of $103 million for employee separation costs, representing the severance costs for approximately 1,600 employees. The additional 2009 charges of $206 million represent severance costs for approximately an additional 6,300 employees, of which 2,600 were direct employees and 3,700 were indirect employees.

The adjustments of $32 million reflect $35 million of reversals of accruals no longer needed, partially offset by $3 million of foreign currency translation adjustments.

During 2009, approximately 7,600 employees, of which 3,500 were direct employees and 4,100 were indirect employees, were separated from the Company. The $244 million used in 2009 reflects cash payments to these separated employees. The remaining accrual of $33 million was included in Accrued liabilities in the Company’s combined balance sheet at December 31, 2009.

2008 Charges

During 2008, the Company implemented various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. Both of the Company’s business segments were impacted by these plans, with the majority of the impact in the Mobile Devices segment. The employees affected were located in all regions.

During 2008, the Company recorded net reorganization of business charges of $229 million, including $78 million of charges in Costs of sales and $151 million of charges under Other charges in the Company’s combined statements of operations. Included in the aggregate $229 million were charges of $195 million for employee separation costs, $65 million for exit costs and $3 million for fixed asset impairment charges, partially offset by $34 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by business segment:

(Dollars in millions)	Year Ended December 31, 2008
Mobile Devices	$208
Home	21

$229

The following table displays a roll forward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2008 to December 31, 2008:

(Dollars in millions)	Accruals at January 1, 2008	Additional Charges	Adjustments	Amount Used	Accruals at December 31, 2008
Exit costs	$1	$65	$2	$(5)	$63
Employee separation costs	102	195	(33)	(161)	$103
	$103	$260	$(31)	$(166)	$166

Exit Costs

At January 1, 2008, the Company had an accrual of $1 million for exit costs attributable to lease terminations. The 2008 additional charges of $65 million were primarily related to: (i) the exit of leased facilities in the United Kingdom by the Mobile Devices segment, and (ii) the exit of leased facilities in Mexico by the Home segment. The adjustments of $2 million primarily reflect foreign currency translation adjustments. The $5 million used in 2008 reflects cash payments. The remaining accrual of $63 million, which was included in Accrued liabilities in the Company’s combined balance sheet at December 31, 2008, represents future cash payments, primarily for lease termination obligations, that are expected to be paid over a number of years.

Employee Separation Costs

At January 1, 2008, the Company had an accrual of $102 million for employee separation costs, representing the severance costs for approximately 1,400 employees. The additional 2008 charges of $195 million represent severance costs for approximately an additional 4,600 employees, of which 2,200 were direct employees and 2,400 were indirect employees.

The adjustments of $33 million reflect $34 million of reversals of accruals no longer needed, partially offset by $1 million of foreign currency translation adjustments. The $34 million of reversals represent previously accrued costs for approximately 300 employees.

During 2008, approximately 4,100 employees, of which 2,200 were direct employees and 1,900 were indirect employees, were separated from the Company. The $161 million used in 2008 reflects cash payments to these separated employees. The remaining accrual of $103 million was included in Accrued liabilities in the Company’s combined balance sheet at December 31, 2008.

Liquidity and Capital Resources

Overview of Liquidity

At the time of the Distribution on January 4, 2011, our Former Parent contributed $3.2 billion in cash and cash equivalents to the Company (the “Distribution Date Contribution”). An additional contribution of $300 million from our Former Parent is expected to be paid in cash if and when our Former Parent receives cash distributions as a result of the reduction in registered capital of an overseas subsidiary (the “Deferred Contribution”). Our Former Parent has notified us that they have not yet received such cash distributions and do not currently know when the distribution will be complete. As an independent, publicy traded company, we expect to fund our ongoing operations, working capital, capital expenditures and strategic investments through cash flows from operations, and our available cash and cash equivalents. We expect to invest our cash primarily in short-term government, agency and government-sponsored enterprise obligations, diversified short-term bank deposits and money market funds.

Credit Facilities

On January 4, 2011, the Company entered into a $500 million unsecured three-year credit agreement (the “Credit Agreement”) with a syndicate of lenders. The Credit Agreement provides for a revolving credit facility and a letter of credit facility, is guaranteed by certain of the Company’s subsidiaries, and contains restrictive covenants. The Company may use any borrowings under the Credit Agreement for general corporate purposes. No obligations are outstanding under the Credit Agreement on the date hereof.

Our ability to obtain standby letters of credit, performance bonds, surety bonds (collectively referred to as “Letters of Credit”), credit facilities, and foreign exchange lines primarily depends upon our capitalization, working capital, past performance, management expertise and reputation, and certain external factors, including the condition of the capital markets, the overall capacity of Letters of Credit and foreign exchange markets. Financial institutions providing these instruments consider such factors in relationship to their underwriting/credit standards, which may change from time to time. As an independent, publicly traded company, it may be more difficult and more costly for us to obtain such instruments.

Cash and Cash Equivalents

Our Former Parent primarily uses a worldwide, centralized approach to cash management in which cash accounts are principally consolidated on a daily basis. Until separation, the Company participated in this program. Therefore, the financing of the Company’s operations and the related activity between the Company and our Former Parent is reflected as Net transfers from (to) Motorola, Inc. in our combined statements of business equity and of cash flows. As a result, the Company has recorded no cash or cash equivalents on its combined balance sheets.

At the time of the Distribution, approximately one-third of the Company’s cash and cash equivalents was held by the Company or its subsidiaries in countries outside the U.S. Approximately 80% of the Company’s cash and cash equivalents were denominated in U.S. dollars. We also have approximately $160 million of cash deposits, which is included in the $3.2 billion of cash and cash equivalents received from our Former Parent, primarily related to various legal disputes.

As highlighted in the combined statements of cash flows, the Company’s liquidity and available capital resources are impacted by three key components: (i) operating activities, (ii) investing activities, and (iii) financing activities.

Operating Activities

The net cash generated from operating activities in 2010 was $606 million, compared to $1.1 billion of cash used for operating activities in 2009 and $1.2 billion used in 2008. The primary contributors to the net cash generation in 2010 were: (i) an $629 million increase in accounts payable and accrued liabilities, and (ii) net earnings (adjusted for non-cash items) of $283 million, which included the receipt of $230 million in cash related to legal settlements, partially offset by: (i) a $228 million increase in net accounts receivable, and (ii) a $154 million increase in net inventories. The primary contributors to net cash used for operating activities in 2009 were: (i) a $1.4 billion decrease in accounts payable and accrued liabilities, and (ii) the net loss (adjusted for non-cash items) of $933 million, partially offset by: (i) a $1.2 billion decrease in net inventories, and (ii) a $102 million net decrease in other assets and liabilities.

Accounts Receivable:    The Company’s net accounts receivable were $1.6 billion at December 31, 2010, compared to $1.3 billion at December 31, 2009. Compared to December 31, 2009, net accounts receivable at December 31, 2010 were higher in both segments. The Company’s businesses sell their products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, the Company’s levels of net accounts receivable can be impacted by the timing and level of sales that are made by its various businesses and by the geographic locations in which those sales are made.

As further described below under “Sales of Receivables,” from time to time, our Former Parent elects to sell accounts receivable to third-parties; until separation the Company’s accounts receivable were sold in this program. The Company’s levels of net accounts receivable can be impacted by the timing and amount of such sales, which can vary by period and can be impacted by numerous factors.

Inventories:    The Company’s net inventories were $843 million at December 31, 2010, compared to $688 million at December 31, 2009. Compared to December 31, 2009, inventories at December 31, 2010 were higher in both segments, primarily in Mobile Devices to support higher demand in the first quarter of 2011 versus the first quarter of 2010. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure delivery to its customers against the risk of inventory excess and obsolescence due to rapidly changing technology and customer demand.

Accounts Payable:    The Company’s accounts payable were $1.7 billion at December 31, 2010, compared to $1.4 billion at December 31, 2009. Compared to December 31, 2009, accounts payable at December 31, 2010 were higher in both segments. The Company buys products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, the Company’s levels of accounts payable can be impacted by the timing and level of purchases made by its various businesses and by the geographic locations in which those purchases are made.

Reorganization of Businesses:    The Company has implemented reorganization of businesses plans. Cash payments for exit costs and employee separations in connection with a number of these plans were $88 million in 2010, as compared to $288 million in 2009. Of the $44 million reorganization of businesses accrual at December 31, 2010, $32 million relates to employee separation costs expected to be paid within one year. The remaining $12 million in accruals relate to lease termination obligations that are expected to be paid over a number of years.

Investing Activities

Net cash used for investing activities was $277 million in 2010, compared to net cash used of $66 million in 2009. The $211 million increase in net cash used for investing activities was primarily due to (i) a $127 million increase in net cash used for acquisitions and investments, and (ii) a $76 million increase in cash used for capital expenditures.

Strategic Acquisitions and Investments:    The Company used $148 million of net cash for acquisitions and new investment activities in 2010, compared to net cash used of $21 million in 2009. The cash used in both 2010 and 2009 was for strategic acquisitions and investments across the Company.

Capital Expenditures:    Capital expenditures were $143 million in 2010, compared to $67 million in 2009. The Company’s emphasis in making capital expenditures is to focus on strategic investments driven by customer demand, new design capability and process improvements, including IT systems.

Sales of Investments and Business:    The Company received $13 million of net cash from the sales of investments and business in 2010, compared to using net cash of $14 million in 2009. The $13 million in proceeds in 2010 was primarily comprised of net proceeds received in connection with the sales of certain equity investments. The $14 million in net cash used in 2009 was primarily related to a business which was sold net of cash included in the business, partially offset by net proceeds received in connection with the sale of certain equity investments.

Investments:    The Company views its investments as an additional source of liquidity. The majority of these securities are available-for-sale and cost-method investments in technology companies. The fair market values of these securities are subject to substantial price volatility. In addition, the realizable values of these securities are subject to market and other conditions. At December 31, 2010 and 2009, the Company’s available-for-sale equity securities portfolio had an approximate fair market value of $21 million, comprised of a cost basis of $7 million and a net unrealized gain of $14 million. The Company’s available-for-sale investments are included in Investments in the Company’s combined balance sheets.

Financing Activities

Net cash used for financing activities was $383 million in 2010, compared to $1.2 billion of net cash provided in 2009 and $1.3 billion provided in 2008. Cash used for financing activities in 2010 and cash provided by financing activities in 2009 and 2008 were due to the net cash transfers to/from our Former Parent.

Our Former Parent primarily uses a worldwide centralized approach to cash management and the financing of its operations with all related activity between the Company and our Former Parent reflected as equity transactions in Owner’s net investment in the Company’s combined balance sheets. When necessary, our Former Parent has provided the Company funds for its operating cash needs. The Company’s cash in excess of working capital needs have been advanced to our Former Parent. Intercompany accounts are maintained for such borrowings that occur between the Company’s operations and our Former Parent. Types of intercompany transactions between the

Company and Former Parent include: (i) cash deposits from the Company’s businesses which are transferred to by our Former Parent on a regular basis, (ii) cash borrowings from our Former Parent used to fund operations, capital expenditures, or acquisitions, (iii) charges (benefits) for income taxes, and (iv) allocations of our Former Parent’s corporate expenses described elsewhere in this document. For purposes of the combined statements of cash flows, the Company reflects intercompany activity as a financing activity. The net cash provided to our Former Parent was $383 million in 2010, compared to $1.2 billion of net cash provided by our Former Parent in 2009 and $1.3 billion of net cash provided by Former Parent in 2008.

Contractual Obligations and Other Purchase Commitments

Summarized in the table below are the Company’s obligations and commitments to make future payments under lease obligations, purchase obligations and tax obligations as of December 31, 2010.

	Payments Due by Period
(Dollars in millions)	Total	2011	2012	2013	2014	2015	Thereafter
Lease obligations	$212	$82	$60	$26	$16	$10	$18
Purchase obligations	510	448	41	20	1	—	—
Tax obligations	101	70	—	—	—	—	31
Total contractual obligations	$823	$600	$101	$46	$17	$10	$49
Amounts	included represent firm, non-cancelable commitments.

Lease obligations:    Our Former Parent owns many of its major facilities and leases certain office, factory and warehouse space, land, and information technology and other equipment under principally non-cancelable operating leases. Our Former Parent identifies a landlord for each facility based on the primary resident of the facility. Our Former Parent allocates a portion of its facility and lease expenses to the Company based on the square footage occupied by employees of the Company; such allocation is included in the Company’s combined statements of operations. At December 31, 2010, future minimum lease obligations, primarily comprised of obligations for facilities in which the Company was deemed to be the primary resident, net of minimum sublease rentals, totaled $212 million. Total rental expense, primarily comprised of facilities rental expense, net of sublease income, was $61 million in 2010, $62 million in 2009 and $72 million in 2008. After separation, the Company occupies facilities where our Former Parent is the landlord, and our Former Parent occupies facilities where the Company is the landlord. The Company does not expect the incremental lease expense, net of sublease income, to be materially different from the amounts recorded in the historical combined financial statements, which include amounts allocated to the Company from our Former Parent.

Purchase obligations:    The Company has entered into agreements for the purchase of inventory, license of software, promotional activities, and research and development, which are firm commitments and are not cancelable. At December 31, 2010, substantially all of the Company’s obligations in connection with these agreements run through 2014, and the payments expected to be made under these agreements total $510 million during that period.

The Company enters into a number of arrangements for the sourcing of supplies and materials with take-or-pay obligations. The Company’s obligations with these suppliers run through 2013 and total a minimum purchase obligation of $123 million during that period, which are included within purchase obligations. The Company does not anticipate the cancellation of any of these agreements in the future and estimates that purchases from these suppliers will exceed the minimum obligations during the agreement periods.

Tax obligations:    The Company has approximately $101 million of unrecognized tax benefits relating to multiple tax jurisdictions and tax years. Based on the potential outcome of the Company’s global tax examinations, the expiration of the statute of limitations for specific jurisdictions, or the continued ability to satisfy tax incentive obligations, it is reasonably possible that the unrecognized tax benefits will change within the next 12 months. The associated net tax impact on the reserve balance is estimated to be in the range of a $0 to $50 million decrease, with cash payments in the range of $0 to $70 million.

Commitments Under Other Long-Term Agreements:    The Company has entered into certain long-term agreements to purchase software, components, supplies and materials from suppliers. Generally, these agreements do not obligate the Company to make any purchases. If the Company were to terminate these agreements, it generally would be liable for certain termination charges, typically based on work performed and supplier on-hand inventory and raw materials attributable to canceled orders. The Company’s liability would only arise in the event it terminates the agreements for reasons other than “cause”.

The Company outsources certain corporate functions, such as benefit administration and information technology-related services. These contracts are expected to expire in 2013. At December 31, 2010, the total remaining payments under these contracts are approximately $149 million over the remaining life of the contracts; however, these contracts can be terminated. Termination would result in a penalty substantially less than the remaining annual contract payments. The Company would also be required to find another source for these services, including the possibility of the Company performing such services itself.

Off-Balance Sheet Arrangements:    Under the definition in Item 303(a)(4) of Regulation S-K, the Company does not have any off-balance sheet arrangements.

Sales of Receivables

Our Former Parent sells accounts receivable generated from its business units to third-parties in transactions that qualify as “true-sales.” Through separation, the Company’s businesses participated in this activity by transferring certain of their accounts receivable balances to our Former Parent. The Company also has agreements under which the Company sells its accounts receivable directly to a third party in transactions that qualify as “true sales.”

Total accounts receivable sold by the Company were $526 million for the year ended December 31, 2010, compared to $803 million for the year ended December 31, 2009 and $2.6 billion for the year ended December 31, 2008. As of December 31, 2010, there were $43 million of accounts receivable outstanding under these programs for which the Company retained servicing obligations, compared to $71 million at December 31, 2009.

Other Contingencies

Potential Contractual Damage Claims in Excess of Underlying Contract Value:    In certain circumstances, our businesses may enter into contracts with customers pursuant to which the damages that could be claimed by the other party for failed performance might exceed the revenue Motorola Mobility receives from the contract. Contracts with these types of uncapped damage provisions are fairly rare, but individual contracts could still represent meaningful risk. There is a possibility that a damage claim by a counterparty to one of these contracts could result in expenses to Motorola Mobility that are far in excess of the revenue received from the counterparty in connection with the contract.

Indemnification Provisions:    In addition, Motorola Mobility may provide indemnifications for losses that result from the breach of general warranties contained in certain commercial, intellectual property and divestiture agreements. Historically, Motorola Mobility has not made significant payments under these agreements, nor have there been significant claims asserted against Motorola Mobility. However, there is an increasing risk in relation to intellectual property indemnities given the current legal climate. In indemnification cases, payment by Motorola Mobility is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow Motorola Mobility to challenge the other party’s claims. Further, Motorola Mobility’s obligations under these agreements for indemnification based on breach of representations and warranties are generally limited in terms of duration, typically not more than 24 months, and for amounts not in excess of the contract value, except with respect to certain intellectual property infringement claims, and in some instances Motorola Mobility may have recourse against third-parties for certain payments made by Motorola Mobility.

Legal Matters:    The Company is involved in various lawsuits, claims and investigations arising in the normal course of business and relating to our business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on Motorola Mobility’s combined financial position, liquidity or results of operations. However, an unfavorable resolution could have a material adverse effect on the Company’s combined financial position, liquidity or results of operations in the periods in which the matters are ultimately resolved. See “Item 3. Legal Proceedings” for more details.

Post-Separation Tax Sharing Agreement

To preserve the tax-free treatment to our Former Parent of the Distribution, under the Tax Sharing Agreement that we entered into with our Former Parent and Motorola Mobility, Inc., we agreed to refrain from taking or failing to take any action that prevents the Distribution and related transactions from being tax-free. Further, for the two-year period following the Distribution, in certain circumstances we may be precluded from:

•	entering into any transaction resulting in the acquisition of 40% or more of our stock or 60% or more of our assets, whether by merger or otherwise;

•	merging, consolidating or liquidating;

•	issuing equity securities beyond certain thresholds;

•	repurchasing Motorola Mobility common stock beyond certain thresholds; and

•	ceasing to actively conduct the Mobile Devices business.

These restrictions may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business. Furthermore, we could be liable for any resulting tax if our actions are deemed to be in violation of the Tax Sharing Agreement.

The Tax Sharing Agreement also provides that the Company will not be responsible for any unrecognized tax benefits and related interest and penalties that are attributable to the Company while the Company shared in income tax filings with our Former Parent. The Company is responsible for unrecognized tax benefits and related interest and penalties for periods it did not share in income tax filings with our Former Parent or in cases where the Company owns our Former Parent entities following separation. A substantial portion of the Company’s unrecognized tax benefits and related interest and penalties remained with our Former Parent.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s combined financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.

Management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following significant accounting policies require significant judgment and estimates:

— Revenue recognition

— Warranty reserves

— Inventory valuation

— Income taxes

— Restructuring activities

— Valuation and recoverability of goodwill

— Valuation and recoverability of long-lived assets

Revenue Recognition

For the year ended December 31, 2010

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance which amended the accounting standards for revenue arrangements with multiple deliverables. The new guidance changes the criteria required to separate deliverables into separate units of accounting when they are sold in a bundled arrangement and requires an entity to allocate an arrangement’s consideration using estimated selling prices (“ESP”) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”). The new guidance also eliminates the use of the residual method to allocate an arrangement’s consideration.

In October 2009, the FASB also issued new guidance to remove from the scope of software revenue recognition guidance tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality.

The new accounting guidance is effective for revenue arrangements entered into or materially modified after June 15, 2010. The standards permit prospective or retrospective adoption as well as early adoption. The Company elected to early adopt this guidance at the beginning of the first quarter of 2010 on a prospective basis for applicable arrangements that were entered into or materially modified after January 1, 2010.

The Company’s material revenue streams are the result of a wide range of activities, from the delivery of stand-alone equipment to custom design and installation over a period of time to bundled sales of devices, equipment, software and services. The Company enters into revenue arrangements that may consist of multiple deliverables of its product and service offerings due to the needs of its customers. Additionally, many of the Company’s products have both software and non-software components that function together to deliver the product’s essential functionality. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability of the sales price is reasonably assured. In addition to these general revenue recognition criteria, the following specific revenue recognition policies are followed:

Products and Equipment—For product and equipment sales, revenue recognition generally occurs when products or equipment have been shipped, risk of loss has transferred to the customer, objective evidence exists that customer acceptance provisions have been met, no significant obligations remain and allowances for discounts, price protection, returns and customer incentives can be reasonably and reliably estimated. Recorded revenues are reduced by these allowances. The Company bases its estimates on historical experience taking into consideration the type of products sold, the type of customer, and the type of transaction specific in each arrangement. Where customer incentives cannot be reasonably and reliably estimated, the Company recognizes revenue at the time the product sells through the distribution channel to the end customer.

Services—Revenue for services is generally recognized ratably over the contract term as services are performed.

Software and Licenses—Revenue from pre-paid perpetual licenses is recognized at the inception of the arrangement, presuming all other relevant revenue recognition criteria are met. Revenue from non-perpetual licenses or term licenses is recognized ratably over the period that the licensee uses the license. Revenue from software maintenance, technical support and unspecified upgrades is generally recognized over the period that these services are delivered.

Multiple-Element Arrangements—Arrangements with customers may include multiple deliverables, including any combination of products, equipment, services and software. These multiple element arrangements could also include an element accounted for as a long-term contract coupled with other products, equipment, services and software. For the Company’s multiple-element arrangements where at least one of the deliverables is not subject to existing software revenue recognition guidance, deliverables are separated into more than one unit of accounting when (i) the delivered element(s) have value to the customer on a stand-alone basis, and (ii) delivery of the undelivered element(s) is probable and substantially in the control of the Company. Based on the new accounting guidance adopted January 1, 2010, revenue is then allocated to each unit of accounting based on the relative selling price of each unit of accounting based first on VSOE if it exists, based next on TPE if VSOE does not exist, and, finally, if both VSOE and TPE do not exist, based on ESP.

•

VSOE—In many instances, products are sold separately in stand-alone arrangements as customers may support the products themselves or purchase support on a time and materials basis. Additionally, advanced services such as general consulting, network management or advisory projects are often sold in stand-alone arrangements. Technical support services are also often sold separately through renewals of annual contracts. The Company determines VSOE based on its normal pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range, generally evidenced by the pricing rates of approximately 80% of such historical stand-alone transactions falling within plus or minus 15% of the median rate. In addition, the Company considers the geographies in which the products or services are sold, major product and service groups, customer classification, and other environmental or marketing variables in determining VSOE.

•

TPE—VSOE generally exists only when the Company sells the deliverable separately. When VSOE does not exist, the Company attempts to determine TPE based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy for many of its products differs from that of its peers and its offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality sold by other companies cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, the Company is typically not able to determine TPE.

•

ESP—The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. When both VSOE and TPE do not exist, the Company determines ESP for the arrangement element by first collecting all reasonably available data points including sales, cost and margin analysis of the product, and other inputs based on the Company’s normal pricing practices. Second, the Company makes any reasonably required adjustments to the data based on market and Company-specific factors. Third, the Company stratifies the data points, when appropriate, based on customer, magnitude of the transaction and sales volume.

Once elements of an arrangement are separated into more than one unit of accounting, revenue is recognized for each separate unit of accounting based on the nature of the revenue as described above.

The Company’s arrangements with multiple deliverables may also contain a stand-alone software deliverable that is subject to the existing software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverable and the non-software deliverable(s) based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the new revenue accounting guidance. In circumstances where the Company cannot determine VSOE or TPE of the selling price for all of the deliverables in the arrangement, including the software deliverable, ESP is used for the purpose of allocating the arrangement consideration.

The Company’s arrangements with multiple deliverables may be comprised entirely of deliverables that are all still subject to the existing software revenue recognition guidance. For these arrangements, revenue is allocated to the deliverables based on VSOE. Should VSOE not exist for the undelivered software element, revenue is deferred until either the undelivered element is delivered or VSOE is established for the element, whichever occurs first. When the fair value of a delivered element has not been established, but fair value exists for the undelivered elements, the Company uses the residual method to recognize revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement consideration is allocated to the delivered elements and is recognized as revenue.

Based on the Company’s current sales strategies, the newly adopted accounting guidance for revenue recognition is not expected to have a significant effect on the timing and pattern of revenue recognition for sales in periods after the initial adoption when applied to multiple-element arrangements, except for the continued impact on smartphone revenue recognition.

For the years ended December 31, 2009 and 2008

The Company’s arrangements with customers may differ in nature and complexity and may contain multiple deliverables, including products, equipment, services and software that may be essential to the functionality of the other deliverables, requiring the Company to make judgments and estimates in recognizing revenues.

Product and equipment sales may contain discounts, price protection, return provisions and other customer incentives. The Company’s recorded revenues are reduced by allowances for these items at the time the sales are recorded. The allowances are based on management’s best estimate of the amount of allowances that the customer will ultimately earn based on historical experience and taking into account the type of products sold, the type of customer and the type of transaction specific to each arrangement. Where customer incentives cannot be reasonably and reliably estimated, the Company recognizes revenue at the time the product sells through the distribution channel to the end customer.

Generally, multiple element arrangements are separated into specific accounting units when: (i) delivered elements have value to the customer on a stand-alone basis, (ii) objective and reliable evidence of fair value exists for the undelivered element(s), and (iii) delivery of the undelivered element(s) is probable and substantially within the control of the Company. Total arrangement consideration is allocated to the separate accounting units based on their relative fair values (if the fair value of each accounting unit is known) or using the residual method (if the fair value of the undelivered element(s) is known). Revenue is recognized for a separate accounting unit when the revenue recognition criteria are met for that unit. In certain situations, judgment is required in determining both the number of accounting units and fair value of the elements, although generally the fair value of an element can be objectively determined if the Company sells the element on a stand-alone basis. Multiple element arrangements that include software are separated into more than one unit of accounting when the following criteria are met: (i) the functionality of the delivered element(s) is not dependent on the undelivered element(s), (ii) there is vendor-specific objective evidence of the fair value of the undelivered element(s), and (iii) general revenue recognition criteria related to the delivered element(s) have been met.

Changes in cost estimates and the fair values of certain deliverables could negatively impact the Company’s operating results. In addition, unforeseen conditions could arise over the contract term that may have a significant impact on operating results.

Warranty Reserves

The Company provides for the estimated cost of hardware and software warranties at the time the related revenue is recognized based on historical and projected warranty claim rates, historical and projected cost-per-claim, and knowledge of specific product failures that are outside of the Company’s typical experience. Each quarter, the Company reevaluates its estimates to assess the adequacy of its recorded warranty liabilities considering the size of the installed base of products subject to warranty protection and adjusts the amounts as necessary. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liability would be required and could materially affect the Company’s results of operations.

Inventory Valuation

The Company records valuation reserves on its inventory for estimated excess or obsolescence. The amount of the reserve is equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. On a quarterly basis, management in each segment performs an analysis of the underlying inventory to identify reserves needed for excess and obsolescence. Management uses its best judgment to estimate appropriate reserves based on this analysis. In addition, the Company adjusts the carrying value of inventory if the current market value of that inventory is below its cost.

At December 31, 2010 and 2009, Inventories, net consisted of the following:

	December 31
(Dollars in millions)	2010	2009
Finished goods	$508	$542
Work-in-process and production materials	724	680

	1,232	1,222
Less inventory reserves	(389)	(534)

	$843	$688

The Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers against the risk of inventory obsolescence due to rapidly changing technology and customer requirements. The Company has inventory reserves for excess inventory, pending cancellations of product lines due to technology changes, long-life cycle products, lifetime buys at the end of supplier production runs, business exits, and a shift of production to outsourcing. If future demand or market conditions are less favorable than those projected by management, additional inventory writedowns may be required.

Income Taxes

For purposes of the Company’s combined financial statements, income tax expense and deferred tax balances have been recorded as if the Company had filed tax returns on a separate return basis (“hypothetical carve-out basis”) from our Former Parent. The deferred tax balances in these combined financial statements will differ from the Company’s deferred tax balances post-separation, as a portion of the hypothetical carve-out tax loss and credit carry forwards have either been utilized by the Former Parent or will not be available to the Company post-separation. The calculation of income taxes for the Company on a hypothetical carve-out basis requires a considerable amount of judgment and use of both estimates and allocations. Historically, the Company has largely been operated as two divisions within our Former Parent’s group of legal entities, including a U.S. consolidated group and non-U.S. subsidiaries. In most cases, the tax losses and tax credits generated by the Company, while divisions within our Former Parent’s legal entities and included in these financial statements, have either been utilized by our Former Parent’s other businesses or will remain with our Former Parent post-separation. Additionally, as part of the separation, our Former Parent entered into taxable transactions when separating the Company’s non-U.S. assets and liabilities into separate non-U.S. subsidiaries of the Company. As a result of taxable separation transactions, the deferred tax balances as calculated on a hypothetical carve-out basis will differ from the deferred tax balances of the Company once legally separated.

The Company’s combined financial statements reflect deferred tax assets, net of deferred tax liabilities, but before consideration of valuation allowances, of $2.9 billion and valuation allowances of $2.8 billion on a hypothetical carve-out basis as of December 31, 2010. The Company estimates that post-separation its beginning deferred tax assets, net of deferred tax liabilities, but before consideration of valuation allowances, will be approximately $2.4 billion and valuation allowances will be approximately $2.3 billion. The decrease in deferred tax assets and valuation allowances is primarily attributable to hypothetical carve-out tax loss and credit carry forwards that will not be available to the Company post-separation.

Our Former Parent manages its tax position for the benefit of its entire portfolio of businesses. Our Former Parent’s tax strategies are not necessarily reflective of the tax strategies the Company would have followed or will follow as a stand-alone company, nor were they necessarily strategies that optimized the Company’s stand-alone tax position. As a result, the Company’s deferred tax balances and effective tax rate as a stand-alone entity will differ significantly from those prevailing in historical periods.

The Company’s effective tax rate is based on pre-tax income and the tax rates applicable to that income in the various jurisdictions in which the Company operates. An estimated effective tax rate for a year is applied to the Company’s quarterly operating results, adjusted for losses in tax jurisdictions where the losses cannot be tax benefited due to valuation allowances. In the event that there is a significant unusual or discrete item recognized, or expected to be recognized, in the Company’s quarterly operating results, including the resolution of prior-year tax matters, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or discrete item. Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions. The Company establishes reserves when it is deemed more likely than not that the Company will not realize the full tax benefit of the position. The Company periodically adjusts these reserves in light of changing facts and circumstances.

Tax regulations may require items of income and expense to be included in a tax return in different periods than the items are reflected in the combined financial statements. As a result, the effective tax rate reflected in the combined financial statements may be different than the tax rate reported in the income tax return. Some of these differences are permanent, such as expenses that are not deductible on the tax return, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years for which the Company has already recorded the tax benefit in the financial statements. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred or expense for which the Company has already taken a deduction on an income tax return, but has not yet been recognized in the combined financial statements.

The Company accounts for income taxes in accordance with FASB guidance, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of the temporary differences between the book and tax basis of recorded assets and liabilities. The Company makes estimates and judgments with regard to the calculation of certain income tax assets and liabilities. This FASB guidance requires that deferred tax assets be reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified.

The Company evaluates deferred income taxes on a quarterly basis to determine whether valuation allowances are required by considering available evidence, including historical and projected taxable income and tax planning strategies that are both prudent and feasible. As of December 31, 2010, the Company’s U.S. operations had generated three consecutive years of pre-tax losses. Because of the Company’s recent history of losses, the Company believed that the weight of negative historic evidence precludes it from considering any forecasted income from its analysis of the recoverability of its U.S. and Brazil deferred tax assets. The Company also considered in its analysis tax planning strategies that are prudent and can be reasonably implemented. Based on all available positive and negative evidence, we concluded that a full valuation allowance should be recorded against the net deferred tax assets of our U.S. and Brazil operations. During the year ended December 31, 2008, we recorded a valuation allowance of $2.0 billion. The establishment of the valuation allowance was a non-cash expense.

The tax loss and credit carry forwards reflected in the Company’s combined financial statements, representing $1 billion of deferred tax assets, have been calculated as if the Company had filed its tax returns on a hypothetical carve-out basis separate from our Former Parent. The tax carry forwards include U.S. tax carry forwards for federal and state net operating losses, capital losses, general business credits and foreign tax credits, and non-U.S. tax carry forwards for net operating losses and tax credits. The tax carry forwards are not representative of the tax carry forwards the Company will have available for use after separation from our Former Parent. The Company’s post-separation tax carry forwards will be significantly lower than those reflected in the combined financial statements and the related valuation allowances will also be correspondingly lower.

The Company estimates that post-separation it will have deferred tax assets for tax loss and credit carry forwards of approximately $410 million. The tax carry forwards are primarily in the U.S., Brazil and the United Kingdom and total approximately $950 million in net operating losses ($320 million tax effected) and approximately $90 million in tax credits. The U.S. tax carry forwards are comprised of federal tax credits, IRC Section 382 limited net operating losses and Separate Return Limitation Year (“SRLY”) limited net operating losses. The Section 382 limited net operating losses may be utilized between years 2011 through 2025 and the SRLY limited net operating losses are scheduled to expire between 2018 and 2020. In addition to the U.S. tax carry forwards, the Company will have approximately $2.8 billion of capitalized costs ($1.0 billion tax effected) that will be amortizable for U.S. tax purposes between years 2011 through 2019.

As noted above the Company estimates that post-separation the Company’s net deferred tax assets, before considering valuation allowances, will be approximately $2.4 billion. The post-separation net deferred tax assets (tax effected) will include approximately $410 million of tax loss and credit carry forwards, $1 billion of capitalized costs and $1 billion relating to other timing differences.

The Company anticipates that as it returns to profitability in the U.S. it will be able to reduce its income tax burden by utilizing the tax carry forwards and amortizable costs.

Restructuring Activities

Prior to the separation, the Company participated in our Former Parent’s formal Involuntary Severance Plan (the “Severance Plan”), which permits the Company to offer eligible employees severance benefits based on years of service and employment grade level in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. Effective August 1, 2009, our Former Parent amended and restated the Severance Plan. Under the amended Severance Plan, severance benefits will be paid in bi-weekly installments to impacted employees rather than in lump sum payments. The Company recognizes termination benefits based on formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management. Exit costs consist of future minimum lease payments on vacated facilities and other contractual terminations. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. In these cases, the Company reverses accruals through the combined statements of operations where the original charges were recorded when it is determined they are no longer required.

Valuation and Recoverability of Goodwill

The Company tests the recorded amount of goodwill for recovery on an annual basis in the fourth quarter of each fiscal year. Goodwill is tested more frequently if indicators of impairment exist. The Company continually assesses whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include: a sustained significant decline in its share price and market capitalization; a decline in its expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; or slower growth rates, among others. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our combined financial statements.

The goodwill impairment test is performed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. When two or more components of an operating segment have similar economic characteristics, the components shall be aggregated and deemed a single reporting unit. An operating segment shall be deemed to be a reporting unit if all of its components are similar, if none of its components is a reporting unit, or if the segment comprises only a single component. As such, the Company has determined that the Mobile Devices segment meets the requirement of a reporting unit. For the Home segment, the Company has identified two reporting units, the Broadband Home Solutions reporting unit and the Access Networks reporting unit.

The goodwill impairment test is a two step analysis. In Step One, the fair value of each reporting unit is compared to its book value. Management must apply judgment in determining the estimated fair value of these reporting units. Fair value is determined using a combination of present value techniques and quoted market prices of comparable businesses. If the fair value of the reporting unit exceeds its book value, goodwill is not deemed to be impaired for that reporting unit, and no further testing would be necessary. If the fair value of the reporting unit is less than its book value, the Company performs Step Two. Step Two uses the calculated fair value of the reporting unit to perform a hypothetical purchase price allocation to the fair value of the assets and liabilities of the reporting unit. The difference between the fair value of the reporting unit calculated in Step One and the fair value of the underlying assets and liabilities of the reporting unit is the implied fair value of the reporting unit’s goodwill. A charge is recorded in the financial statements if the carrying value of the reporting unit’s goodwill is greater than its implied fair value.

The following describes the valuation methodologies used to derive the fair value of the reporting units:

•

Income Approach: To determine fair value, the Company discounts the expected future cash flows of the reporting units. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in our operations and the rate of return a market participant would expect to earn. To estimate cash flows beyond the final year of our model, the Company uses a terminal value approach. Under this approach, the Company uses estimated operating income before interest, taxes, depreciation and amortization in the final year of its model, adjusts it to estimate a normalized cash flow, applies a perpetuity growth assumption and discounts it by a perpetuity discount factor to determine the terminal value. The Company incorporates the present value of the resulting terminal value into its estimate of fair value.

•

Market-Based Approach: To corroborate the results of the income approach described above, the Company estimated the fair value of its reporting units using several market-based approaches, including the value that is derived based on our Former Parent’s consolidated stock price as described above. The Company also uses the guideline company method, which focuses on comparing our risk profile and growth prospects to select reasonably similar/guideline publicly traded companies.

The determination of fair value of the reporting units and assets and liabilities within the reporting units requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, earnings before depreciation and amortization, and capital expenditures forecasts. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. For the annual goodwill impairment test performed in the fourth quarter of 2010, Motorola Mobility assigned a discount rate of 16.5%, 14%, and 13%, and a terminal growth rate of 4%, 3%, and 3% to the Mobile Devices, Access Networks, and Broadband Home Solutions reporting units respectively. The Company believes these assumptions to be reasonable based upon the risk profile and long-term growth prospects of the reporting units in light of industry market data. Motorola Mobility evaluated the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the reporting unit, as well as the fair values of the corresponding assets and liabilities within the reporting unit, and concluded they are reasonable.

Motorola Mobility has weighted the valuation of its reporting units at 75% based on the income approach and 25% based on the market-based approach, consistent with prior periods. Motorola Mobility believes that this weighting is appropriate since it is often difficult to find other appropriate companies that are similar to our reporting units and it is our view that future discounted cash flows are more reflective of the value of the reporting units.

As a result of the valuation work described above, the fair value of the Broadband Home Solutions and Mobile Devices reporting units exceeded their book value by a significant margin, indicating that there was no impairment of goodwill. The calculated fair value of the Access Networks reporting unit exceeded its book value by only 11% which is lower than the excess of the calculated fair value from an analysis performed during the first quarter of 2010.

In assessing the reasonableness of the calculated fair value of the Access Networks reporting unit, the Company determined that the discount rate used to determine fair value would need to be increased by over 2% for the Access Networks reporting unit before its calculated fair value would be less than its book value. The Company does not believe the resulting discount rate would be reasonable relative to the risks associated with the future cash flows of this business. The Company also determined that the terminal growth rate used to determine fair value would need to decline from 3% to below 1% before its calculated fair value would be less than its book value. This growth rate would not be reasonable given the expected growth of the Access Networks reporting unit’s business nor the industry expectations of the growth in the reporting unit’s markets. Finally, a heavier weighting on the market-based approach would increase the calculated fair value of the reporting unit. Therefore, the Company believes the inputs and assumptions used in determining the fair value of the Access Networks reporting unit are reasonable.

Based on the results of our 2009 and 2010 annual assessments of the recoverability of goodwill, the fair values of all reporting units exceeded their book values, indicating that there was no impairment of goodwill.

Following is a discussion of the goodwill impairment charges recorded for the year ended December 31, 2008.

Based on the results of Step One of the 2008 annual assessment of the recoverability of goodwill, the fair values of the Broadband Home Solutions and the Access Networks reporting units exceeded their book value, indicating that there was no impairment of goodwill at these reporting units.

However, the fair value of the Mobile Devices reporting unit was below its book value, indicating a potential impairment of goodwill and the requirement to perform Step Two of the analysis for the reporting unit. The decline in the fair value of the Mobile Devices reporting unit below its book value was a result of the deteriorating macroeconomic environment, lower than expected sales and cash flows as a result of the decision to consolidate platforms announced in the fourth quarter of 2008, and the uncertainty around the reporting unit’s future cash flow.

The allocation of the fair value of the reporting units to individual assets and liabilities within the reporting units also requires us to make significant estimates and assumptions. The allocation requires several analyses to determine fair value of assets and liabilities including, among others, definite-lived intangible assets, pre-paid assets, deferred taxes and current replacement costs for certain property, plant and equipment.

For the year ended December 31, 2008, the Company determined that the goodwill relating to the Mobile Devices reporting unit was impaired, resulting in charges of $55 million in the Mobile Devices reportable segment.

Differences in the Company’s actual future cash flows, operating results, growth rates, capital expenditures, cost of capital and discount rates as compared to the estimates utilized for the purpose of calculating the fair value of each reporting unit, as well as a decline in Former Parent’s stock price and related market capitalization, could affect the results of our annual goodwill assessment and, accordingly, potentially lead to future goodwill impairment charges.

Until separation, Motorola Mobility was not a publicly traded company. Therefore, in performing the test of goodwill, the Company considered the market capitalization of our Former Parent and the implied control premium at our Former Parent to determine if the Company’s fair value of our reporting units were reasonable. The accounting principles regarding goodwill acknowledge that the observed market prices of individual trades of our Former Parent’s stock (and thus its computed market capitalization) may not be representative of the fair value of the company as a whole. Additional value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity’s individual common stock. In most industries, including ours, an acquiring entity typically is willing to pay more for equity securities that give it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest.

For the purpose of determining the implied control premium calculation in the overall goodwill analysis, the Company applied assumptions for determining the fair value of corporate assets. Corporate assets primarily consist of cash and cash equivalents, Sigma Fund balances, short-term investments, investments, deferred tax assets and corporate facilities. Judgments about the fair value of corporate assets include, among others, an assumption that deferred tax assets should be discounted to reflect their economic lives, that a significant portion of the corporate assets are required to pay off debt, meet the near-term cash requirements of the Mobile Devices reporting unit, and market participants’ perceptions of the likely restructuring costs, including severance and exit costs, that might be incurred if the Company’s strategy is not successful. The results of the Company’s impairment analysis result in an implied control premium commensurate with historical transactions observed in our industry.

Valuation and Recoverability of Long-Lived Assets

Long-lived assets include property, plant and equipment, intangible assets, long-term prepaid assets and other non-current assets. The Company reviews long-lived assets held for use for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Events which may indicate long-lived assets held for use may not be recoverable include, but are not limited to, a significant decrease in the market price of long-lived assets, a significant adverse change in the manner in which the Company utilizes a long-lived asset, a significant adverse change in the business climate, a recent history of operating or cash flow losses, or a current expectation that it is more likely than not that a long-lived asset will be sold or disposed of in the future. For impairment testing purposes, the Company groups its long-lived assets at the lowest level, for which, identifiable cash flows are largely independent of the cash flows from other groups of assets and liabilities (the asset group).

If the Company determines that a long-lived asset or asset group may not be recoverable, it compares the sum of the expected undiscounted future cash flows that the asset or asset group is expected to generate over the estimated remaining useful life of the asset or asset group to the asset or asset group’s carrying value. If the sum of the expected undiscounted future cash flows exceeds the carrying amount of the asset or asset group, the asset or asset group is not considered impaired. However, if the sum of the undiscounted future cash flows is less than the carrying amount of the asset or asset group, a loss is recognized for the difference between the fair value of the asset or asset group and the carrying value of the asset or asset group. The fair value of the asset or asset group is generally determined by discounting the expected future cash flows using a discount rate that is commensurate with the risk associated with the amount and timing of the expected future cash flows. Market-based or cost-based approaches to determining fair value may also be considered.

No long-lived assets or asset groups held and used were tested for impairment during 2010 or 2009. During 2008, the Company tested one asset group for impairment. During the fourth quarter of 2008, due to the continued operating losses of the Mobile Devices segment, the Company tested the long-lived assets of the Mobile Devices segment for impairment. The long-lived assets of the Mobile Devices segment consisted primarily of property, plant and equipment and long-term pre-paid licenses. The asset group also included elements of working capital, including inventory and accounts receivable. The Company considered future cash flows expected to be generated by the business and weighted them according to management’s view of their probability-weighted outcomes. The sum of these probability-weighted undiscounted future cash flows indicated that the asset group was recoverable. As a result, no impairment of long-lived assets was recorded at the Mobile Devices segment. A significant assumption in the expected future cash flow forecast was that it was more likely than not that management would be successful in its plans to turn around the Mobile Devices business. The plan to turn around Mobile Devices included a successful execution of the segment’s software platform strategy and the Company’s ability to execute its cost savings initiatives. Expectations of future cash flows could change if the Company determines it will not be successful in executing its plans to turn around the Mobile Devices business. Impairment charges of the long-lived assets of Mobile Devices could be required in future periods if the Company’s expectations of future cash flows changes.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued new guidance related to fair value disclosure requirements. Under the new guidance, companies will be required to make additional disclosures concerning significant transfers of amounts between the Level 1 and Level 2 fair value disclosures, as well as further disaggregation of the types of activity that were previously disclosed in the roll forward of Level 3 fair value disclosures. Further, the guidance requires a lower level of groupings from major categories of assets and liabilities to classes of assets and liabilities. This guidance is effective for interim periods beginning after December 15, 2009. The Company has adopted this guidance effective January 1, 2010.

In June 2009, the FASB issued new authoritative guidance amending the accounting for transfers of financial assets. Key provisions of this amended guidance include: (i) the removal of the concept of qualifying special purpose entities, (ii) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred, and (iii) the requirement that to qualify for sale accounting the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. Additionally, this guidance requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement. The Company has adopted this guidance effective January 1, 2010. This adoption did not have a material impact on the Company’s combined financial statements.

In June 2009, the FASB issued authoritative guidance to amend the manner in which entities evaluate whether consolidation is required for variable interest entities (“VIEs”). The model for determining whether an enterprise has a controlling financial interest and is the primary beneficiary of a VIE has changed significantly under the new guidance. Previously, variable interest holders had to determine whether they had a controlling financial interest in a VIE based on a quantitative analysis of the expected gains and/or losses of the entity. In contrast, the new guidance requires an enterprise with a variable interest in a VIE to qualitatively assess whether it has a controlling financial interest in the entity and, if so, whether it is the primary beneficiary. Furthermore, this guidance requires that companies continually evaluate VIEs for consolidation, rather than assessing VIEs based only upon the occurrence of triggering events. This guidance also requires enhanced disclosures about how a company’s involvement with a VIE affects its financial statements and exposure to risks. The Company has adopted this guidance effective January 1, 2010. This adoption did not have a material impact on the Company’s combined financial statements.

In May 2009, the FASB issued guidance establishing general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. In February 2010, new guidance was issued which removes the requirement for public companies to disclose the date through which subsequent events were reviewed. This guidance was effective upon issuance and has been adopted by the Company.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

The Company uses financial instruments to reduce its overall exposure to the effects of currency fluctuations on cash flows. All hedge transactions were executed by our Former Parent. Historically, the Company had its exposures managed by our Former Parent and our Former Parent’s program viewed the consolidation exposures of all of the businesses of the Former Parent. Beginning in August 2010, the balance sheet hedges are recorded in the name of Motorola Mobility, Inc., as opposed to our Former Parent. The Company’s policy prohibits speculation in financial instruments for profit on exchange rate price fluctuations, trading in currencies for which there are no underlying exposures, or entering into transactions for any currency to intentionally increase the underlying exposure. Instruments that are designated as part of a hedging relationship must be effective at reducing the risk associated with the exposure being hedged and are designated as part of a hedging relationship at the inception of the contract. Accordingly, changes in the market values of hedge instruments must be highly correlated with changes in market values of the underlying hedged items both at the inception of the hedge and over the life of the hedge contract.

The Company’s strategy related to foreign exchange exposure management is to offset the gains or losses on the financial instruments against losses or gains on the underlying operational cash flows or investments based on the operating business units’ assessment of risk. The Company enters into derivative contracts for some of the Company’s non-functional currency receivables and payables, which are primarily denominated in major currencies that can be traded on open markets. The Company typically uses forward contracts and options to hedge these currency exposures. In addition, the Company enters into derivative contracts for some firm commitments and some forecasted transactions, which are designated as part of a hedging relationship if it is determined that the transaction qualifies for hedge accounting under the provisions of the authoritative accounting guidance for derivative instruments and hedging activities. A portion of the Company’s exposure is from currencies that are not traded in liquid markets and these are addressed, to the extent reasonably possible, by managing net asset positions, product pricing and component sourcing.

At December 31, 2010, the Company had outstanding foreign exchange contracts totaling $608 million, compared to $622 million outstanding at December 31, 2009. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other, net within Other income (expense) in the Company’s combined statements of operations.

The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of December 31, 2010 and the corresponding positions as of December 31, 2009:

	Notional Amount
Net Buy (Sell) by Currency	December 31, 2010	December 31, 2009
Brazilian Real	$(394)	$(348)
Euro	(54)	(9)
India Rupee	(43)	(2)
Korean Won	(30)	(38)
Canadian Dollar	35	43

Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include derivative financial instruments and other financial instruments denominated in a currency other than the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward contracts and currency options. Other financial instruments denominated in a currency other than the functional currency of the legal entity holding the instrument consist primarily of short-term investments, as well as accounts payable and receivable. Accounts payable and receivable are reflected at fair value in the financial statements. The fair value of the foreign exchange financial instruments would hypothetically decrease by $32 million as of December 31, 2010 if the foreign currency rates were to change unfavorably by 10% from current levels. This hypothetical amount is suggestive of the effect on future cash flows under the following conditions: (i) all current payables and receivables that are hedged were not realized, (ii) all hedged commitments and anticipated transactions were not realized or canceled, and (iii) hedges of these amounts were not canceled or offset. The Company does not expect that any of these conditions will occur. The Company expects that gains and losses on the derivative financial instruments should offset gains and losses on the assets, liabilities and future transactions being hedged. If the hedged transactions were included in the sensitivity analysis, the hypothetical change in fair value would be immaterial. The foreign exchange financial instruments are held for purposes other than trading.

The Company did not have any fair value hedge activity during 2010. For each of the years ended December 31, 2010, 2009 and 2008, income (loss) representing the ineffective portion of changes in the fair value of cash flow hedge positions was de minimis. These amounts are included in Other, net within Other income (expense) in the Company’s combined statements of operations. The above amounts include the change in the fair value of derivative contracts related to the changes in the difference between the spot price and the forward price. These amounts are excluded from the measure of effectiveness. Expense (income) related to cash flow hedges that were discontinued for the years ended December 31, 2010, 2009 and 2008 are included in the amounts noted above.

During the years ended December 31, 2010, 2009 and 2008, income (expense) of $(2) million, $(8) million and $7 million, respectively, was reclassified from equity to earnings in the Company’s combined statements of operations.

The Company did not have any derivative instruments that hedged forecasted transactions as of December 31, 2010.

Interest Rate Risk

At December 31, 2010 and 2009, the Company did not have any interest rate agreements in place.

Counterparty Risk

The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of nonperformance by counterparties. However, the risk is limited to the fair value of the instruments when the derivative is in an asset position. Our Former Parent actively monitors its exposure to credit risk. At the present time, all of the counterparties have investment grade credit ratings. The Company is not exposed to material credit risk with any single counterparty.

Net Investment in Foreign Operations Hedge

At December 31, 2010 and 2009, the Company did not have any hedges of foreign currency exposure of net investments in foreign operations.

Fair Value of Financial Instruments

The Company’s financial instruments include short-term investments, accounts receivable, accounts payable, accrued liabilities, derivative financial instruments and other financing commitments. The Company’s available-for-sale investment portfolios and derivative financial instruments are recorded in the Company’s combined balance sheets at fair value. All other financial instruments are carried at cost, which is not materially different than the instruments’ fair values.

Equity Price Market Risk

At December 31, 2010, the Company’s available-for-sale securities portfolio had an approximate fair market value of $21 million, which represented a cost basis of $7 million and a net unrealized gain of $14 million. The value of the available-for-sale equity securities would change by $2 million as of December 31, 2010 if the price of the stock in each of the publicly traded companies were to change by 10%. These equity securities are held for purposes other than trading.

Item 8: Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Motorola Mobility Holdings, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Motorola Mobility Holdings, Inc.:

We have audited the accompanying combined balance sheets of Motorola Mobility Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related combined statements of operations, business equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Motorola Mobility Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the combined financial statements, in 2010 the Company adopted revenue recognition guidance for multiple-deliverable revenue arrangements and certain revenue arrangements that include software elements.

Chicago, Illinois
February 18, 2011

Motorola Mobility Holdings, Inc. and Subsidiaries

Combined Statements of Operations

	Years Ended December 31
(In millions, except per share amounts)	2010	2009	2008
Net revenues	$11,460	$11,050	$17,099
Costs of sales	8,495	8,897	14,280
Gross margin	2,965	2,153	2,819
Selling, general and administrative expenses	1,592	1,486	2,218
Research and development expenditures	1,479	1,591	2,358
Other charges (income)	(182)	287	283
Operating earnings (loss)	76	(1,211)	(2,040)
Other income (expense):
Interest income (expense), net	(52)	(41)	28
Gains (losses) on sales of investments and business, net	—	(34)	11
Other, net	(28)	(49)	64
Total other income (expense)	(80)	(124)	103
Loss before income taxes	(4)	(1,335)	(1,937)
Income tax expense	75	—	1,035
Net loss	(79)	(1,335)	(2,972)
Less: Earnings (loss) attributable to non-controlling interests	7	7	(3)
Net loss attributable to Motorola Mobility Holdings, Inc.	$(86)	$(1,342)	$(2,969)
Loss per common share (Note 1):
Basic loss per common share	$(0.29)	$(4.56)	$(10.09)
Basic common shares outstanding	294.3	294.3	294.3

See accompanying Notes to Combined Financial Statements.

Motorola Mobility Holdings, Inc. and Subsidiaries

Combined Balance Sheets

	December 31
(In millions)	2010	2009
ASSETS
Accounts receivable, net	$1,571	$1,341
Inventories, net	843	688
Deferred income taxes	110	114
Other current assets	595	685

Total current assets	3,119	2,828

Property, plant and equipment, net	806	807
Investments	137	57
Deferred income taxes	49	48
Goodwill	1,396	1,285
Other assets	697	833

Total assets	$6,204	$5,858
LIABILITIES AND BUSINESS EQUITY
Accounts payable	$1,731	$1,430
Accrued liabilities	2,115	1,862

Total current liabilities	3,846	3,292

Other liabilities	603	627
Business equity:
Owner’s net investment	2,077	2,348
Accumulated other comprehensive loss	(345)	(444)

Total Motorola Mobility Holdings, Inc. equity	1,732	1,904
Non-controlling interests	23	35

Total business equity	1,755	1,939

Total liabilities and business equity	$6,204	$5,858

See accompanying Notes to Combined Financial Statements.

Motorola Mobility Holdings, Inc. and Subsidiaries

Combined Statements of Business Equity

(In millions)	Owner’s Net Investment	Accumulated Other Comprehensive Income (Loss)				Non-controlling Interests	Comprehensive Earnings (Loss)
		Fair Value Adjustment To Available For Sale Securities, Net of Tax	Foreign Currency Translation Adjustments, Net of Tax	Retirement Benefits Adjustments, Net of Tax	Other Items, Net of Tax
Balances at January 1, 2008	3,948	20	(516)	(3)	—	35
Net loss	(2,969)					(3)	(2,972)
Net transfers from Motorola, Inc.	1,066
Net unrealized losses on securities (net of tax of $0)		(15)					(15)
Net loss on derivative instruments (net of tax of $0)					(1)		(1)
Dividends paid to non-controlling interest on subsidiary common stock						(10)
Foreign currency translation adjustments (net of tax of $0)			94				94
Balances at December 31, 2008	2,045	5	(422)	(3)	(1)	22	(2,894)
Net earnings (loss)	(1,342)					7	(1,335)
Net transfers from Motorola, Inc.	1,645					6
Retirement benefits adjustment (net of tax of $0)				(2)			(2)
Net unrealized gain on securities (net of tax of $0)		9					9
Net gain on derivative instruments (net of tax of $0)					1		1
Foreign currency translation adjustments (net of tax of $0)			(31)				(31)
Balances at December 31, 2009	$2,348	$14	$(453)	$(5)	$—	$35	$(1,358)
Net earnings (loss)	(86)					7	(79)
Net transfers to Motorola, Inc.	(185)			(5)
Dividends paid to non-controlling interest on subsidiary common stock						(19)
Foreign currency translation adjustments (net of tax of $0)			104				104
Balances at December 31, 2010	$2,077	$14	$(349)	$(10)	$—	$23	$25

See accompanying Notes to Combined Financial Statements.

Motorola Mobility Holdings, Inc. and Subsidiaries

Combined Statements of Cash Flows

	Years Ended December 31
(In millions)	2010	2009	2008
Operating
Net loss attributable to Motorola Mobility Holdings, Inc.	$(86)	$(1,342)	$(2,969)
Less: Earnings (loss) attributable to non-controlling interests	7	7	(3)

Net loss	(79)	(1,335)	(2,972)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	230	211	227
Non-cash other charges (income)	(36)	30	309
Share-based compensation expense	163	166	147
Losses (gains) on sales of investments and business, net	—	34	(11)
Deferred income taxes	5	(39)	1,313
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(228)	(67)	1,684
Inventories	(154)	1,155	(65)
Other current assets	89	7	686
Accounts payable and accrued liabilities	629	(1,368)	(1,896)
Other assets and liabilities	(13)	102	(658)

Net cash provided by (used for) operating activities	606	(1,104)	(1,236)

Investing
Acquisitions and investments, net	(148)	(21)	(73)
Proceeds from (payments related to) sales of investments and business, net	13	(14)	7
Distributions from investments	—	—	92
Capital expenditures	(143)	(67)	(151)
Proceeds from sales of property, plant and equipment	1	21	11
Proceeds from sales of short-term investments, net	—	15	(29)

Net cash used for investing activities	(277)	(66)	(143)

Financing
Net transfers from (to) Motorola, Inc.	(383)	1,186	1,298

Net cash provided by (used for) financing activities	(383)	1,186	1,298
Effect of exchange rate changes on cash and cash equivalents	54	(16)	81
Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—
Cash and cash equivalents, end of year	$—	$—	$—

See accompanying Notes to Combined Financial Statements.

Motorola Mobility Holdings, Inc. and Subsidiaries

Notes to Combined Financial Statements

(Dollars in millions, except as noted)

1.    Background and Basis of Presentation

Background

Motorola Mobility Holdings, Inc. (“Motorola Mobility” or “the Company”) is a provider of innovative technologies, products and services that enable a broad range of mobile and wireline, digital communication, information and entertainment experiences. The Company’s integrated products and platforms deliver rich multimedia content, such as video, voice, messaging and Internet-based applications and services to multiple screens, such as mobile devices, televisions and personal computers (“multi screens”). Our product portfolio primarily includes mobile devices, wireless accessories, set-top boxes and video distribution systems, and wireline broadband infrastructure products and associated customer premises equipment. We are focused on developing differentiated, innovative products to meet the expanding needs of consumers to communicate, to collaborate and to discover, consume, create and share content at a time and place of their choosing on multiple devices.

On January 4, 2011 (the “Distribution Date”), the separation of Motorola Mobility from Motorola, Inc., which effective January 4, 2011 changed its name to Motorola Solutions, Inc. (hereinafter, the “Former Parent”) (the “Separation”) was completed. Motorola Mobility is now an independent public company trading under the symbol “MMI” on the New York Stock Exchange. On January 4, 2011, the stockholders of record as of the close of business on December 21, 2010 (the “Record Date”) received one (1) share of Motorola Mobility common stock for each eight (8) shares of Motorola, Inc. common stock held as of the Record Date (the “Distribution”). Motorola Mobility did not issue fractional shares of its common stock in the Distribution. Fractional shares that Former Parent stockholders would otherwise have been entitled to receive were aggregated and sold in the public market by the distribution agent. The aggregate net cash proceeds of these sales were distributed ratably to those stockholders who would otherwise have been entitled to receive fractional shares.

At the time of the Distribution, the Former Parent contributed $3.2 billion in cash and cash equivalents to the Company (the “Distribution Date Contribution”).

Basis of Presentation

The combined financial statements have been derived from the consolidated financial statements and accounting records of the Former Parent principally representing the Mobile Devices and Home business segments, using the historical results of operations, and historical basis of assets and liabilities of the Company’s businesses. The historical financial statements also include allocations of certain Former Parent general corporate expenses. Management believes the assumptions and methodologies underlying the allocation of general corporate expenses from the Former Parent are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by the Company if it had operated as an independent, publicly traded company or of the costs expected to be incurred in the future. As such, the combined financial statements included herein may not necessarily reflect the Company’s results of operations, financial position or cash flows in the future or what its results of operations, financial position or cash flows would have been had the Company been an independent, publicly traded company during the periods presented. Because a direct ownership relationship did not exist among all the various worldwide entities comprising the Company, the Former Parent’s net investment in the Company is presented as Owner’s net investment, rather than stockholders’ equity, in the combined balance sheets. Transactions between Mobile Devices and Home and other Former Parent operations have been identified in the combined statements as transactions between related parties (see Note 3, “Relationship with the Former Parent”).

The computation of basic earnings (loss) per common share for all periods through December 31, 2010, is calculated using the number of shares of Motorola Mobility common stock outstanding on January 4, 2011, following the distribution of one share of Motorola Mobility Holdings, Inc. common stock for every eight shares of Motorola, Inc. common stock. No measure of diluted earnings (loss) per common share is presented since there were no actual shares outstanding prior to Separation.

2.    Summary of Significant Accounting Policies

Principles of Combination:    The combined financial statements include the assets and liabilities of the Company’s businesses that will be transferred from the Former Parent as well as certain allocations discussed above. All significant intercompany transactions and balances between and among the Mobile Devices and Home businesses have been eliminated in consolidation.

Revenue Recognition:    In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance which amended the accounting standards for revenue arrangements with multiple deliverables. The new guidance changes the criteria required to separate deliverables into separate units of accounting when they are sold in a bundled arrangement and requires an entity to allocate an arrangement’s consideration using estimated selling prices (“ESP”) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”). The new guidance also eliminates the use of the residual method to allocate an arrangement’s consideration.

In October 2009, the FASB also issued new guidance to remove from the scope of software revenue recognition guidance tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality.

The new accounting guidance is effective for revenue arrangements entered into or materially modified after June 15, 2010. The standards permit prospective or retrospective adoption as well as early adoption. The Former Parent elected to early adopt this guidance at the beginning of the first quarter of 2010 on a prospective basis for applicable arrangements that were entered into or materially modified after January 1, 2010.

The Company’s material revenue streams are the result of a wide range of activities, from the delivery of stand-alone equipment to custom design and installation over a period of time to bundled sales of devices, equipment, software and services. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility of the sales price is reasonably assured. In addition to these general revenue recognition criteria, the following specific revenue recognition policies are followed:

Products and Equipment—For product and equipment sales, revenue recognition generally occurs when products or equipment have been shipped, risk of loss has transferred to the customer, objective evidence exists that customer acceptance provisions have been met, no significant obligations remain and allowances for discounts, price protection, returns and customer incentives can be reasonably and reliably estimated. Recorded revenues are reduced by these allowances. The Company bases its estimates of these allowances on historical experience taking into consideration the type of products sold, the type of customer, and the specific type of transaction in each arrangement. Where customer incentives cannot be reasonably and reliably estimated, the Company recognizes revenue at the time the product sells through the distribution channel to the end customer.

Services—Revenue for services is generally recognized ratably over the contract term as services are performed.

Software and Licenses—Revenue from pre-paid perpetual licenses is recognized at the inception of the arrangement, presuming all other relevant revenue recognition criteria are met. Revenue from non-perpetual licenses or term licenses is recognized ratably over the period that the licensee uses the license. Revenue from software maintenance, technical support and unspecified upgrades is generally recognized over the period that these services are delivered.

Multiple-Element Arrangements—Arrangements with customers may include multiple deliverables, including any combination of products, equipment, services and software. These multiple element arrangements could also include an element accounted for as a long-term contract coupled with other products, equipment, services and software. For the Company’s multiple-element arrangements where at least one of the deliverables is not subject to existing software revenue recognition guidance, deliverables are separated into more than one unit of accounting when (i) the delivered element(s) have value to the customer on a stand-alone basis, and (ii) delivery of the undelivered element(s) is probable and substantially in the control of the Company. Based on the new accounting guidance adopted January 1, 2010, revenue is then allocated to each unit of accounting based on the relative selling price of each unit of accounting based first on VSOE if it exists, based next on TPE if VSOE does not exist, and, finally, if both VSOE and TPE do not exist, based on ESP.

•

VSOE—In many instances, products are sold separately in stand-alone arrangements as customers may support the products themselves or purchase support on a time and materials basis. Additionally, advanced services such as general consulting, network management or advisory projects are often sold in stand-alone arrangements. Technical support services are also often sold separately through renewals of annual contracts. The Company determines VSOE based on its normal pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range, generally evidenced by the pricing rates of approximately 80% of such historical stand-alone transactions falling within plus or minus 15% of the median rate. In addition, the Company considers the geographies in which the products or services are sold, major product and service groups, customer classification, and other environmental or marketing variables in determining VSOE.

•

TPE—VSOE generally exists only when the Company sells the deliverable separately. When VSOE does not exist, the Company attempts to determine TPE based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy for many of its products differs from that of its peers and its offerings contain a significant level of customization and differentiation such that the comparable pricing of products with similar functionality sold by other companies cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis. Therefore, the Company is typically not able to determine TPE.

•

ESP—The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. When both VSOE and TPE do not exist, the Company determines ESP for the arrangement element by first collecting all reasonably available data points including sales, cost and margin analysis of the product, and other inputs based on the Company’s normal pricing practices. Second, the Company makes any reasonably required adjustments to the data based on market and Company-specific factors. Third, the Company stratifies the data points, when appropriate, based on customer, magnitude of the transaction and sales volume.

Once elements of an arrangement are separated into more than one unit of accounting, revenue is recognized for each separate unit of accounting based on the nature of the revenue as described above.

The Company’s arrangements with multiple deliverables may also contain a stand-alone software deliverable that is subject to the existing software revenue recognition guidance. The revenue for these multiple-element arrangements is allocated to the software deliverable and the non-software deliverable(s) based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the new revenue accounting guidance. In circumstances where the Company cannot determine VSOE or TPE of the selling price for all of the deliverables in the arrangement, including the software deliverable, ESP is used for the purpose of allocating the arrangement consideration.

The Company’s arrangements with multiple deliverables may be comprised entirely of deliverables that are all still subject to the existing software revenue recognition guidance. For these arrangements, revenue is allocated to the deliverables based on VSOE. Should VSOE not exist for the undelivered software element, revenue is deferred until either the undelivered element is delivered or VSOE is established for the element, whichever occurs first. When the fair value of a delivered element has not been established, but fair value exists for the undelivered elements, the Company uses the residual method to recognize revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement consideration is allocated to the delivered elements and is recognized as revenue.

Net revenues as reported and pro forma net revenues that would have been reported during the year ended December 31, 2010 if the transactions entered into or materially modified after January 1, 2010 were still subject to the previous accounting guidance are shown in the following table:

Year Ended December 31, 2010	As Reported	Pro Forma Basis
Net revenues	$11,460	$8,170

For the year ended December 31, 2010, the difference between the amount of revenue recorded under the new accounting guidance for revenue recognition as compared to the pro forma amount that would have been recorded under the prior accounting guidance relates primarily to sales of smartphones by the Company’s Mobile Devices segment. The pro forma basis revenue reflects the recognition of revenue related to smartphones that contain a service element and unspecified software upgrade rights under a subscription-based model under which revenue is recognized ratably over the estimated expected life of the smartphone as the Company was unable to determine VSOE for the undelivered element in the transaction. To the extent that the smartphone arrangement contains a specified software upgrade right, revenue under the subscription model is deferred until the specified software upgrade is delivered as the Company was unable to determine VSOE for the specified software upgrade right. Once the specified software upgrade is delivered, revenue is then recognized under the subscription-based model over the remainder of the estimated expected life of the smartphone. The as reported revenue reflects the allocation of revenue related to smartphones shipped under arrangements executed during the year ended December 31, 2010 using ESP for the device, the service, specified software upgrade rights, when applicable, and the unspecified software upgrade rights, resulting in a lower deferral of revenue than under prior accounting guidance. Both the as reported revenue and the pro forma basis revenue contain the revenue recognized under the subscription-based revenue recognition model related to smartphones that contain a service element and unspecified software that shipped under arrangements executed during the year ended December 31, 2009.

Based on the Company’s current sales strategies, the newly adopted accounting guidance for revenue recognition is not expected to have a significant effect on the timing and pattern of revenue recognition for sales in periods after the initial adoption when applied to multiple-element arrangements, except for the continued impact on smartphone revenue recognition.

Sales and Use Taxes—The Company records taxes imposed on revenue-producing transactions, including sales, use, value added and excise taxes, on a net basis with such taxes excluded from revenue.

Investments:    Investments in equity classified as available-for-sale are carried at fair value. Equity securities that are restricted for more than one year or that are not publicly traded are carried at cost. Certain investments are accounted for using the equity method if the Company has significant influence over the issuing entity. The Company assesses declines in the fair value of investments to determine whether such declines are other-than-temporary. This assessment is made considering all available evidence, including changes in general market conditions, specific industry and individual company data, the length of time and the extent to which the fair value has been less than cost, the financial condition and the near-term prospects of the entity issuing the security, and the Company’s ability and intent to hold the investment until recovery. Other-than-temporary impairments of investments are recorded to Other within Other income (expense) in the Company’s combined statements of operations in the period in which they become impaired.

Warranty Costs:    The Company provides for the estimated cost of hardware and software warranties at the time the related revenue is recognized based on historical and projected warranty claim rates, historical and projected cost-per-claim, and knowledge of specific product failures that are outside of the Company’s typical experience. Each quarter, the Company reevaluates its estimates to assess the adequacy of its recorded warranty liabilities considering the size of the installed base of products subject to warranty protection and adjusts the amounts as necessary. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liability would be required and could materially affect the Company’s results of operations and cash flows.

Inventories:    Inventories are valued at the lower of average cost (which approximates cost on a first-in, first-out basis) or market (net realizable value or replacement cost).

Property, Plant and Equipment:    Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is recorded primarily using a straight-line method, based on the estimated useful lives of the assets (buildings and building equipment, 5-40 years; machinery and equipment, 2-10 years) and commences once the assets are ready for their intended use.

Goodwill and Intangible Assets:    Goodwill is tested for impairment at least annually. The Company performs the goodwill impairment test at the reporting unit level through a two-step analysis. First, the fair value of each reporting unit is compared to its book value. If the fair value of the reporting unit is less than its book value, the Company performs a hypothetical purchase price allocation based on the reporting unit’s fair value to determine the fair value of the reporting unit’s goodwill. Fair value is determined using a combination of present value techniques and market prices of comparable businesses. Intangible assets are generally amortized on a straight line basis over their respective estimated useful lives ranging from two to 14 years. The Company has no intangible assets with indefinite useful lives.

Impairment of Long-Lived Assets:    Long-lived assets, which include intangible assets, held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset or asset group to future net undiscounted cash flows to be generated by the asset or asset group. If an asset is considered to be impaired, the impairment to be recognized is equal to the amount by which the carrying amount of the asset exceeds the asset’s fair value calculated using a discounted future cash flow analysis or market comparables. Assets held for sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell.

Income Taxes:    For purposes of the combined financial statements, the Company’s income tax expense and deferred tax balances have been recorded as if the Company had filed tax returns on a separate return basis (“hypothetical carve-out basis”) from the Former Parent. The calculation of income taxes for the Company on a hypothetical carve-out basis requires a considerable amount of judgment and use of both estimates and allocations. Historically, the Company has operated as divisions within the Former Parent’s group of legal entities, including a U.S. consolidated group and non-U.S. subsidiaries. In most cases, the tax losses and tax credits generated by the Company, while divisions within the Former Parent’s legal entities and included in these financial statements, have been available for use by the Former Parent’s other businesses and will remain with the Former Parent post-Separation. Additionally, as part of the Separation, the Former Parent entered into taxable transactions when separating the Company’s non-U.S. assets and liabilities into separate non-U.S. subsidiaries of the Company. As a result of taxable separation transactions, the deferred tax balances as calculated on a hypothetical carve-out basis will differ from the deferred tax balances of the Company once legally separated.

The Former Parent manages its tax position for the benefit of its entire portfolio of businesses. The Former Parent’s tax strategies are not necessarily reflective of the tax strategies the Company would have followed or will follow as a stand-alone company, or were they necessarily strategies that optimized the Company’s stand-alone tax position. As a result, the Company’s deferred tax balances and effective tax rate as a stand-alone entity will differ significantly from those prevailing in historical periods.

The Company reflected deferred tax assets and liabilities on a hypothetical carve-out basis to recognize the expected future tax benefits or cost of events that have been reported in different years for financial statement purposes than for tax purposes and operating losses and tax credit carry forwards. Deferred tax assets and liabilities are determined based on the difference between the combined financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which these items are expected to reverse.

Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified. The Company evaluates deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence. Deferred tax assets are realized by having sufficient future taxable income to allow the related tax benefits to reduce taxes otherwise payable. The sources of taxable income that may be available to realize the benefit of deferred tax assets are future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carry forwards, taxable income in carry-back years and tax planning strategies that are both prudent and feasible.

Foreign Currency:    Certain of the Company’s non-U.S. operations use their respective local currency as their functional currency. Those operations that do not have the U.S. dollar as their functional currency translate assets and liabilities at current rates of exchange in effect at the balance sheet date and revenues and expenses using rates that approximate those in effect during the period. The resulting translation adjustments are included as a component of Accumulated other comprehensive income (loss) in the Company’s combined balance sheets. For those operations that have the U.S. dollar as their functional currency, transactions denominated in the local currency are measured in U.S. dollars using the current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets. Gains and losses from remeasurement of monetary assets and liabilities are included in Other within Other income (expense) within the Company’s combined statements of operations.

Derivative Instruments:    The Former Parent primarily uses a worldwide centralized approach to manage financial instruments to reduce its overall exposure to the effects of currency fluctuations on cash flows.

Historically, the Company had its exposures managed by the Former Parent, and the Former Parent’s program viewed the combined exposures of all of the businesses of the Former Parent. The Former Parent enters into a hedge based upon a net position of the currency. The gains and losses on the hedges of existing assets or liabilities are marked-to-market at a combined basis. Gains and losses on financial instruments that qualify for hedge accounting and are used to hedge firm future commitments or forecasted transactions are deferred until such time as the underlying transactions are recognized or recorded immediately when the transaction is no longer expected to occur. Gains or losses on financial instruments that do not qualify as hedges are recognized immediately as income or expense.

For the purposes of the Company’s combined financial statements, the Company allocated hedges transacted by the Former Parent through normal business practices of the Company on a net position as of the balance sheet dates. Then, the gains and losses on the allocated hedges of existing assets or liabilities are marked-to-market and the result is included in Other within Other income (expense) within the Company’s combined statements of operations.

Share-Based Compensation Costs:    The Company’s employees participate in the Former Parent’s incentive compensation plans that reward employees with stock options, stock appreciation rights (“SARs”), restricted stock and restricted stock units (“RSUs”), as well as an employee stock purchase plan (together, “Motorola’s Incentive Plans”). The Company’s combined statements of operations include expenses related to the Company’s employees’ participation in Motorola’s Incentive Plans, as well as an allocation of expenses related to the Former Parent’s corporate employees who participate in Motorola’s Incentive Plans. These expenses are allocated based on awards granted to the Company’s employees and based on a three-part formula that averages the relative percentage of the Company’s net revenues, payroll, and net property, plant and equipment/inventory to the respective total Former Parent amounts for awards granted to the Former Parent’s corporate employees. The amount of compensation cost for these share-based awards is measured based on the fair value of the awards, as of the date that the share-based awards are granted and adjusted to the estimated number of awards that are expected to vest. The fair value of stock options, SARs and the employee stock purchase plan is generally determined using a Black-Scholes option pricing model which incorporates assumptions about expected volatility, risk free rate, dividend yield, and expected life. The fair value of restricted stock and RSUs represents the number of awards granted multiplied by the closing market price of the stock on the date the awards are granted. Compensation cost for share-based awards is recognized on a straight-line basis over the vesting period.

Retirement Benefits:    The Former Parent records annual expenses relating to its defined benefit pension and post retirement plans based on calculations which include various actuarial assumptions, including discount rates, assumed asset rates of return, compensation increases, turnover rates and health care cost trend rates. The Former Parent reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends. The resulting effects of the gains, losses and prior service costs and credits are amortized over future service periods. A portion of the Former Parent’s defined benefit pension and postretirement plan expenses have been allocated to the Company’s combined statements of operations. Upon reorganization on July 31, 2010, the Company adopted a consistent accounting policy for its Non-U.S. plans. The funded status, or projected benefit obligation less plan assets, of the Non-U.S. plans is reflected in the Company’s consolidated balance sheet using a December 31, 2010 measurement date.

Advertising Expense:    Advertising expenses, which are the external costs of marketing the Company’s products, are expensed as incurred and are included in Selling, general and administrative expenses. Advertising expenses were $393 million, $264 million and $569 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Use of Estimates:    The preparation of the accompanying combined financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, investments, goodwill, intangible and other long-lived assets, legal contingencies, guarantee obligations, indemnifications, and assumptions used in the calculation of income taxes, retirement and other post-employment benefits and allowances for discounts, price protection, product returns, and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic and competitive environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, energy markets and declines in consumer demand or spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Recent Accounting Pronouncements:    In January 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance related to fair value disclosure requirements. Under the new guidance, companies will be required to make additional disclosures concerning significant transfers of amounts between the Level 1 and Level 2 fair value disclosures, as well as further disaggregation of the types of activity that were previously disclosed in the roll forward of Level 3 fair value disclosures. Further, the guidance requires a lower level of groupings from major categories of asset and liabilities to classes of assets and liabilities. This guidance is effective for interim periods beginning after December 15, 2009. The Company has adopted this guidance effective January 1, 2010.

In June 2009, the FASB issued new authoritative guidance amending the accounting for transfers of financial assets. Key provisions of this amended guidance include: (i) the removal of the concept of qualifying special purpose entities, (ii) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred, and (iii) the requirement that to qualify for sale accounting the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. Additionally, this guidance requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement. The Company has adopted this guidance effective January 1, 2010. This adoption did not have a material impact on the Company’s combined financial statements.

In June 2009, the FASB issued authoritative guidance to amend the manner in which entities evaluate whether consolidation is required for variable interest entities (“VIEs”). The model for determining whether an enterprise has a controlling financial interest and is the primary beneficiary of a VIE has changed significantly under the new guidance. Previously, variable interest holders had to determine whether they had a controlling financial interest in a VIE based on a quantitative analysis of the expected gains and/or losses of the entity. In contrast, the new guidance requires an enterprise with a variable interest in a VIE to qualitatively assess whether it has a controlling financial interest in the entity and, if so, whether it is the primary beneficiary. Furthermore, this guidance requires that companies continually evaluate VIEs for consolidation, rather than assessing VIEs based only upon the occurrence of triggering events. This guidance also requires enhanced disclosures about how a company’s involvement with a VIE affects its financial statements and exposure to risks. The Company has adopted this guidance effective January 1, 2010. This adoption did not have a material impact on the Company’s combined financial statements.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued guidance establishing general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. In February 2010, new guidance was issued which removes the requirement for public companies to disclose the date through which subsequent events were reviewed. The company has evaluated subsequent events after December 31, 2010, through the date the financial statements were issued.

3.    Relationship with the Former Parent

The Company designs, manufactures, sells and services wireless mobile devices with integrated software and accessory products to other Former Parent businesses. The Company’s net revenues generated from sales to other Former Parent businesses included in net revenues in the Company’s combined statement of operations were $17 million, $45 million and $53 million for the years ended December 31, 2010, 2009 and 2008, respectively. Accounts receivable from sales to other Former Parent businesses were de minimis as of December 31, 2010, as compared to $6 million as of December 31, 2009, and are included in Accounts receivable in the Company’s combined balance sheets. Accounts payable from purchases from other Former Parent businesses were $1 million as of both December 31, 2010 and 2009, and are included in Accounts payable in the Company’s combined balance sheets.

The combined statements of operations include expense allocations for certain corporate functions historically provided by the Former Parent including:

Leveraged services expenses:    Represents costs related to corporate functions such as information technology (“IT”), real estate, accounting, treasury, tax, legal, human resources and other services. The allocation is based on the level of services received by the Company in proportion to the total services provided by each functional area. These allocations are reflected in Costs of sales, Selling, general and administrative expenses and Research and development expenditures in the Company’s combined statements of operations.

The allocation of IT costs is primarily based on the number of system users, the allocation of real estate costs is based on the amount of square footage occupied, and the allocation of human resources costs is based on employee headcount. The allocation of the cost of all other services is based on the specific level of effort or a three-part formula that averages the relative percentage of the Company’s net revenues, payroll and net property, plant and equipment/inventory to the respective Former Parent totals.

Employee benefits and incentives:    Represents fringe benefit costs and other employee benefits and incentives. Fringe benefits include 401(k) match and incentive programs, pension plan, retiree health care and group healthcare costs. Such costs are allocated to the Company as follows:

•	401(k) and other defined contribution plans based on contributions made by the Former Parent to plan participants employed at the Company

•	Defined benefit pension plans based on eligible compensation of plan participants employed at the Company

•	Retiree health care based on eligible years of service to the Company

•	Group health care benefits based on employee headcount

Such amounts are reflected in Costs of sales, Selling, general and administrative expenses and Research and development expenditures within the Company’s combined statements of operations. Other employee benefits and incentives include officers and supplemental pension, share-based compensation and incentive program costs. These costs are allocated on a specific employee identification basis with a proportional allocation of corporate employee related costs. These costs are reflected in Costs of sales, Selling, general and administrative expenses, and Research and development expenditures in the Company’s combined statements of operations.

Basic research:    Represents costs of basic long-term research conducted by certain engineers in the Former Parent’s corporate functions. The allocation is based on a three-part formula that averages the relative percentage of the Company’s net revenues, payroll, and net property, plant and equipment/inventory to the respective total Former Parent amounts. These amounts are reflected in Research and development expenditures in the Company’s combined statements of operations. Beginning in 2008 and continuing in 2009 and 2010, certain engineers in the Former Parent’s corporate functions were transferred to the Company’s businesses.

Interest expense (income):    Represents the interest income primarily earned by the Former Parent from the consolidated cash and cash equivalent balances and the investment returns held in the Former Parent’s Sigma Fund, as well as the interest expense primarily recognized by the Former Parent for its outstanding long-term debt. The allocation is based on the Company’s total assets as a percentage of the the Former Parent’s total assets, less cash and cash equivalents and Sigma Fund included in the Former Parent’s consolidated balance sheets. These amounts are reflected in Interest income (expense), net within Other income (expense), in the Company’s combined statements of operations.

The following table presents the expense (income) allocations reflected in the Company’s combined statements of operations:

Years Ended December 31	2010	2009	2008
Leveraged services expenses	$462	$615	$952
Employee benefits and incentives	445	372	382
Basic research	5	11	38
Interest expense (income)	50	43	(24)

	$962	$1,041	$1,348

The Company and the Former Parent consider these leveraged services expenses, employee benefits and incentives, basic research and interest expense (income) allocations to be a reasonable reflection of the utilization of services provided.

The Former Parent primarily uses a worldwide centralized approach to cash management and the financing of its operations with all related activity between the Company and the Former Parent reflected as equity transactions in Owner’s net investment in the Company’s combined balance sheets. Types of intercompany transactions between the Company and the Former Parent include: (i) cash deposits from the Company’s businesses which are transferred to the Former Parent on a regular basis, (ii) cash borrowings from the Former Parent used to fund operations, capital expenditures, or acquisitions, (iii) charges (benefits) for income taxes, and (iv) allocations of the Former Parent’s corporate expenses identified above.

The Former Parent owns many of its major facilities and identifies a landlord for each facility based on the primary resident of the facility. At December 31, 2009, $163 million was allocated to the Company’s combined balance sheets for certain facility assets where the Company occupies space within the facility, but is not the landlord of the facility. The allocation was based on the estimated square footage occupied by the Company’s employees as a percentage of the total square footage of the facility. As of December 31, 2010, all of the Company’s facilities had been transferred from the Former Parent to the Company. The transfer of these assets eliminated the need for the related allocation.

When necessary, the Former Parent has provided the Company funds for its operating cash needs. The Company’s funds in excess of working capital needs have been advanced to the Former Parent. Intercompany accounts are maintained for such borrowings that occur between the Company’s operations and the Former Parent. For purposes of the combined statements of cash flows, the Company reflects intercompany activity as a financing activity.

In conjunction with the Separation, as of July 31, 2010 the Company entered into a series of agreements with the Former Parent which are intended to govern the relationship between the Company and the Former Parent going forward. These agreements include a Master Separation and Distribution Agreement, intellectual property agreements, a trademark license agreement, a tax sharing agreement and an employee matters agreement. The Company has also entered into other related agreements with the Former Parent including transition services agreements.

The terms of the Master Separation and Distribution Agreement with the Former Parent provide that the net amount due from the Company to the Former Parent at the closing date of the Separation, will remain classified as equity forming a part of the continuing equity of the Company. Amounts due from/to the Former Parent arising from transactions subsequent to the Separation, will be recorded within due to/from the Former Parent net, as these amounts will be settled in cash.

The following is a reconciliation of the amounts presented as Net transfers from (to) the Former Parent on the combined statements of business equity to the corresponding amounts presented on the combined statements of cash flows:

Year Ended December 31,	2010	2009	2008
Net transfers from (to) Motorola, Inc. per combined statements of business equity	$(185)	$1,645	$1,066
Allocation of stock compensation expense from Motorola, Inc.	(163)	(166)	(147)
Non-cash transfers of assets and liabilities to (from) Motorola, Inc., net*	(35)	(293)	379

Net transfers from (to) Motorola, Inc. per combined statements of cash flows	$(383)	$1,186	$1,298
*	Non-cash transfers consists primarily of changes in allocated income tax balances and other Corporate assets and liabilities.

4.    Other Financial Data

Statements of Operations Information

Other Charges (Income)

Other charges (income) included in Operating earnings (loss) consist of the following:

Years Ended December 31	2010	2009	2008
Other charges (income):
Reorganization of businesses	$46	$155	$151
Intangible asset amortization	55	57	64
Goodwill impairment	—	—	55
Intangible asset impairments	—	—	13
Legal settlements	(283)	75	—

	$(182)	$287	$283

Other Income (Expense)

Interest income (expense), net, and Other, net, both included in Other income (expense), consist of the following:

Years Ended December 31	2010	2009	2008
Interest income (expense), net:
Interest expense	$(84)	$(70)	$(71)
Interest income	32	29	99

	$(52)	$(41)	$28

Other, net:
Foreign currency loss	$(29)	$(45)	$(67)
Investment impairments	(10)	(11)	(36)
U.S. pension plan freeze curtailment gain	—	—	99
Liability extinguishment gain	—	—	56
Other	11	7	12

	$(28)	$(49)	$64

Balance Sheet Information

Investments

Investments consist of the following:

	Recorded Value	Less		Cost Basis
December 31, 2010	Investments	Unrealized Gains	Unrealized Losses
Available-for-sale securities:
Common stock and equivalents	$21	$14	$—	$7
Other securities, at cost	89	—	—	89
Equity method investments	27	—	—	27

	$137	$14	$—	$123

	Recorded Value	Less		Cost Basis
December 31, 2009	Investments	Unrealized Gains	Unrealized Losses
Available-for-sale securities:
Common stock and equivalents	$21	$14	$—	$7
Other securities, at cost	10	—	—	10
Equity method investments	26	—	—	26

	$57	$14	$—	$43

At both December 31, 2010 and December 31, 2009, the Company had no short-term investments (which are highly-liquid fixed-income investments with an original maturity greater than three months but less than one year).

The increase in other securities, at cost within Investments at December 31, 2010 compared to December 31, 2009 was due to the transfer of certain investments from the Former Parent to the Company during the second quarter of 2010 in preparation for the Separation.

At both December 31, 2010 and 2009, the Company’s available-for-sale securities portfolio had an approximate fair market value of $21 million, which represented a cost basis of $7 million and a net unrealized gain of $14 million.

During the years ended December 31, 2010, 2009 and 2008, the Company recorded investment impairment charges of $10 million, $11 million and $36 million, respectively, representing other-than-temporary declines in the value of the Company’s investment portfolio. Investment impairment charges are included in Other, net, within Other income (expense) in the Company’s combined statements of operations.

Gains (losses) on sales of investments and business, net, included in other income (expense), consists of the following:

Years Ended December 31	2010	2009	2008
Gains (losses) on sales of investments, net	$—	$(1)	$11
Loss on sale of business, net	—	(33)	—

	$—	$(34)	$11

During the year ended December 31, 2010, gains or losses related to the sales of investments or business was de minimis. During the year ended December 31, 2009, the $34 million of net loss primarily relates to sales of a specific business in the Mobile Devices segment. During the year ended December 31, 2008, the $11 million of net gains primarily related to sales of a number of the Company’s equity investments.

Accounts Receivable

Accounts receivable, net, consists of the following:

December 31	2010	2009
Accounts receivable	$1,620	$1,400
Less allowance for doubtful accounts	(49)	(59)

	$1,571	$1,341

Inventories

Inventories, net, consists of the following:

December 31	2010	2009
Finished goods	$508	$542
Work-in-process and production materials	724	680

	1,232	1,222
Less inventory reserves	(389)	(534)

	$843	$688

Other Current Assets

Other current assets consists of the following:

December 31	2010	2009
Contractor receivables	$239	$308
Deferred costs	163	164
Tax refunds receivable	103	113
Royalty license arrangements	44	48
Other	46	52

	$595	$685

Property, Plant and Equipment

Property, plant and equipment, net, consists of the following:

December 31	2010	2009
Land	$44	$37
Buildings	716	627
Machinery and equipment	1,665	1,615

	2,425	2,279
Less accumulated depreciation	(1,619)	(1,472)

	$806	$807

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $175 million, $154 million and $163 million, respectively.

Other Assets

Other assets consists of the following:

December 31	2010	2009
Royalty license arrangements	$228	$250
Intangible assets, net of accumulated amortization of $614 and $554	205	138
Deferred costs	180	285
Value-added tax refunds receivable	48	118
Other	36	42

	$697	$833

Accrued Liabilities

Accrued liabilities consists of the following:

December 31	2010	2009
Deferred revenue	$325	$303
Customer reserves	256	224
Compensation	246	169
Royalty license arrangements	211	133
Warranty reserves	206	156
Contractor payables	179	226
Tax liabilities	140	115
Other	552	536

	$2,115	$1,862

Other Liabilities

Other liabilities consists of the following:

December 31	2010	2009
Deferred revenue	$224	$327
Capital lease obligation	96	56
Defined benefit pension plans	93	21
Deferred income taxes	79	74
Unrecognized tax benefits	18	35
Other	93	114

	$603	$627

5.     Risk Management

Derivative Financial Instruments

Foreign Currency Risk

The Company uses financial instruments to reduce its overall exposure to the effects of currency fluctuations on cash flows. All hedge transactions were executed by the Former Parent. Historically, the Company had its exposures managed by the Former Parent and the Former Parent’s program viewed the consolidated exposures of all of the businesses of the Former Parent. The Company’s policy prohibits speculation in financial instruments for profit on exchange rate price fluctuations, trading in currencies for which there are no underlying exposures, or entering into transactions for any currency to intentionally increase the underlying exposure. Instruments that are designated as part of a hedging relationship must be effective at reducing the risk associated with the exposure being hedged and are designated as part of a hedging relationship at the inception of the contract. Accordingly, changes in the market values of hedge instruments must be highly correlated with changes in market values of the underlying hedged items both at the inception of the hedge and over the life of the hedge contract.

The Company’s strategy related to foreign exchange exposure management is to offset the gains or losses on the financial instruments against losses or gains on the underlying operational cash flows or investments based on the operating business units’ assessment of risk. The Company enters into derivative contracts for some of the Company’s non-functional currency receivables and payables, which are primarily denominated in major currencies that can be traded on open markets. The Company typically uses forward contracts and options to hedge these currency exposures. In addition, the Company enters into derivative contracts for some firm commitments and some forecasted transactions, which are designated as part of a hedging relationship if it is determined that the transaction qualifies for hedge accounting under the provisions of the authoritative accounting guidance for derivative instruments and hedging activities. A portion of the Company’s exposure is from currencies that are not traded in liquid markets and these are addressed, to the extent reasonably possible, by managing net asset positions, product pricing and component sourcing.

At December 31, 2010, the Company had outstanding foreign exchange contracts totaling $608 million, compared to $622 million outstanding at December 31, 2009. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other, net within Other income (expense) in the Company’s combined statements of operations.

The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of December 31, 2010 and the corresponding positions as of December 31, 2009:

	Notional Amount
Net Buy (Sell) by Currency	December 31, 2010	December 31, 2009
Brazilian Real	$(394)	$(348)
Euro	(54)	(9)
India Rupee	(43)	(2)
Korean Won	(30)	(38)
Canadian Dollar	35	43

The Company did not have any fair value hedge activity during 2010. For each of the years ended December 31, 2010, 2009 and 2008, income (loss) representing the ineffective portion of changes in the fair value of cash flow hedge positions was de minimis. These amounts are included in Other, net within Other income (expense) in the Company’s combined statements of operations. The above amounts include the change in the fair value of derivative contracts related to the changes in the difference between the spot price and the forward price. These amounts are excluded from the measure of effectiveness. Expense (income) related to cash flow hedges that were discontinued for the years ended December 31, 2010, 2009 and 2008 are included in the amounts noted above.

The Company did not have derivative instruments that hedged forecasted transactions as of December 31, 2010.

Counterparty Risk

The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of nonperformance by counterparties. However, the risk is limited to the fair value of the instruments when the derivative is in an asset position. The Former Parent actively monitors its exposure to credit risk. At the present time, all of the counterparties have investment grade credit ratings. The Company is not exposed to material credit risk with any single counterparty.

The following table summarizes the effect of derivative instruments in our combined statements of operations:

Year Ended December 31, 2010	Loss on Derivative Instruments	Statement of Operations Location
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	Foreign currency income (expense)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	(44)	Other income (expense)

Total derivatives not designated as hedging instruments	$(44)

Year Ended December 31, 2009	Loss on Derivative Instruments	Statement of Operations Location
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	Foreign currency income (expense)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	(76)	Other income (expense)

Total derivatives not designated as hedging instruments	$(76)

Business Equity

Derivative instruments activity, net of tax, included in Accumulated other comprehensive income (loss) within the combined statements of business equity for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Balance at January 1	$—	$(1)	$—
Increase (decrease) in fair value	(2)	(7)	6
Reclassifications to earnings	2	8	(7)

Balance at December 31	$—	$—	$(1)

Fair Value of Financial Instruments

The Company’s financial instruments include short-term investments, accounts receivable, accounts payable, accrued liabilities, derivative financial instruments and other financing commitments. The Company’s available-for-sale investment portfolios and derivative financial instruments are recorded in the Company’s combined balance sheets at fair value. All other financial instruments are carried at cost, which is not materially different than the instruments’ fair values.

Equity Price Market Risk

At December 31, 2010, the Company’s available-for-sale equity securities portfolio had an approximate fair market value of $21 million, comprised of a cost basis of $7 million and a net unrealized gain of $14 million. These equity securities are held for purposes other than trading.

6. Income Taxes

The Company’s operating results have been included in the Former Parent’s consolidated U.S. federal and state income tax returns, as well as included in many of the Former Parent’s tax filings for non-U.S. jurisdictions. The Company’s non-U.S. operations have primarily been conducted within the Former Parent’s non-U.S. subsidiaries which share operations with the Former Parent’s other businesses. For purposes of the Company’s combined financial statements, income tax expense and deferred tax balances have been recorded as if the Company had filed tax returns on a separate return basis (“hypothetical carve-out basis”) from its Former Parent. The Company’s contribution to the Former Parent’s tax losses and tax credits on a hypothetical carve-out basis has been included in these financial statements. The Company’s hypothetical carve-out basis tax loss and tax credit carry backs will not reflect the tax positions taken or to be taken by the Former Parent. In many cases tax losses and tax credits generated by the Company have been available for use by the Former Parent and will largely remain with the Former Parent post-Separation.

Components of earnings (loss) before income taxes are as follows:

Years Ended December 31	2010	2009	2008
United States	$(101)	$(1,504)	$(2,301)
Other countries	97	169	364

	$(4)	$(1,335)	$(1,937)

Components of income tax expense (benefit) are as follows:

Years Ended December 31	2010	2009	2008
United States	$(3)	$(42)	$(449)
Other countries	71	70	154
States (U.S.)	2	11	17

Current income tax expense (benefit)	70	39	(278)

United States	12	11	977
Other countries	(7)	(47)	210
States (U.S.)	—	(3)	126

Deferred income tax expense (benefit)	5	(39)	1,313

Total income tax expense	$75	$—	$1,035

The deferred tax assets and related valuation allowances in these combined financial statements have also been determined on a hypothetical carve-out basis separate from the Former Parent. The assessment of the valuation allowances requires considerable judgment on the part of management, with respect to benefits that could be realized from future taxable income, as well as other positive and negative factors. As the Company incurred cumulative taxable losses in the United States over a three year period commencing in 2008, the Company recorded in 2008 a $1.8 billion valuation allowance against the Company’s U.S. deferred tax assets, net of reversing taxable temporary differences. During 2008, the Company also recorded a $208 million valuation allowance against the deferred tax assets of certain foreign operations, based on losses incurred during 2008 and 2007.

Differences between income tax expense (benefit) computed at the U.S. federal statutory tax rate of 35% and income tax expense (benefit) are as follows:

Years Ended December 31	2010	2009	2008
Income taxes at statutory rate	$(1)	$(467)	$(678)
Taxes on non-U.S. earnings	44	(26)	42
State income taxes	(1)	(24)	(36)
Valuation allowances	80	489	1,976
Other provisions	(66)	17	(260)
Other	19	11	(9)

	$75	$—	$1,035

Significant components of deferred tax assets (liabilities) are as follows:

December 31	2010	2009
Inventory	$168	$216
Accrued liabilities and allowances	147	151
Employee benefits	188	195
Capitalized items	984	696
Undistributed non-U.S. earnings	(120)	(131)
Tax loss and credit carry forwards	1,230	1,637
Warranty and customer reserves	145	101
Valuation allowances	(2,800)	(2,896)
Other	139	119

	$81	$88

On a hypothetical carve-out basis, the Company’s gross deferred tax assets were $3.2 billion and $3.4 billion at December 31, 2010 and 2009, respectively. Deferred tax assets, net of valuation allowances, were $406 million and $478 million at December 31, 2010 and 2009, respectively. Gross deferred tax liabilities were $325 million and $390 million at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009 the Company had deferred tax assets for U.S. tax loss and credit carry forwards, calculated on a hypothetical carve-out basis, of $1.1 billion and $1.5 billion, respectively. The U.S. tax loss and credit carry forwards are comprised of federal and state tax loss carry forwards, capital loss carry forwards, foreign tax credit and general business tax credit carry forwards. The decrease in the Company’s U.S. tax loss and credit carry forwards during 2010, as compared to 2009, is primarily attributable to the usage of tax loss and credit carry forwards and expiration of capital losses. At December 31, 2010 and 2009 certain of the Company’s non-U.S. operations had deferred tax assets from tax loss and credit carry forwards of $98 million and $172 million, respectively. The decrease in the non-U.S. tax loss and credit carry forwards primarily relates to usage of tax attributes during 2010 and loss of tax attributes, as a result of the transactions which took place to legally separate the Company’s non-U.S. operations from non-U.S. operations of the Former Parent. The resulting decrease in tax loss and credit carry forwards was offset by a decrease in valuation allowances.

The Company’s unrecognized tax benefits have been determined on a hypothetical carve-out basis. The Company records interest and penalties associated with unrecognized tax benefits as a component of interest expense and other expenses, respectively. The Company’s interest accrual on unrecognized tax benefits was determined based on an allocation of the Former Parent’s interest accrual on unrecognized tax benefits.

A roll forward of unrecognized tax benefits is as follows:

	2010	2009
Balance at January 1	$236	$467
Additions based on tax positions related to current year	9	15
Additions for tax positions of prior years	6	39
Reductions for tax positions of prior years	(77)	(53)
Settlements	(73)	(232)

Balance at December 31	$101	$236

During the year ended December 31, 2010 the Company reduced its unrecognized tax benefits by $150 million, of which $73 million related to settlements with tax authorities and $77 million related to a reduction in unrecognized tax benefits for effective settlements and facts that now indicate the extent to which certain tax positions are more-likely-than-not of being sustained. Included in the $77 million of unrecognized tax benefits now being recognized is $64 million of deferred tax assets relating to tax carry forwards in tax jurisdictions which require full valuation allowances. The tax benefits on the carry forwards were previously unrecognized in the Company’s financial statements as the tax positions were not more-likely-than-not of being sustained. The recognition of the tax carry forwards increased the Company’s gross deferred tax assets and increased the Company’s valuation allowance resulting in a net zero tax benefit being recognized through the effective tax rate. The remaining $13 million reduction in unrecognized tax benefits favorably impacted the Company’s effective tax rate.

Included in the balance of total unrecognized tax benefits at December 31, 2010 are potential tax benefits of approximately $48 million, net of changes to valuation allowances, that if recognized would affect the effective tax rate.

Based on the potential outcome of the Company’s global tax examinations, the expiration of the statute of limitations for specific jurisdictions, or the continued ability to satisfy tax incentive obligations, it is reasonably possible that the unrecognized tax benefits allocated to the Company will change within the next 12 months. The associated net tax impact on the reserve balance, is estimated to be in the range of a $0 to $50 million decrease, with cash payments in the range of $0 to $70 million.

The Company’s U.S. operations are included in the Former Parent’s U.S. Federal consolidated income tax returns which are examined by the Internal Revenue Service (“IRS”). During the year ended December 31, 2010, the Former Parent concluded its IRS audits for the tax years 2004 through 2007. The Company also has audits pending in several tax jurisdictions as part of the Former Parent’s operations. Although the final resolution of the Company’s global tax disputes is uncertain, based on current information, in the opinion of the Company’s management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s combined financial position, liquidity or results of operations. However, an unfavorable resolution of the Company’s global tax disputes could have a material adverse effect on the Company’s combined financial position, liquidity or results of operations in the period in which the matters are ultimately resolved.

The Company and Former Parent have entered into a tax sharing agreement, which provides that the Company will not be responsible for any unrecognized tax benefits and related interest and penalties that are attributable to the Company while the Company shared in income tax filings with the Former Parent. The Company will be responsible for unrecognized tax benefits and related interest and penalties for periods it did not share in income tax filings with the Former Parent or in cases where the Company will take existing Former Parent entities upon Separation. A substantial portion of the Company’s unrecognized tax benefits and related interest and penalties are expected to remain with the Former Parent.

7.    Employee Benefits

The combined statements of operations include expense allocations for certain fringe benefit costs and other employee benefits historically provided by the Former Parent including costs related to the Former Parent’s defined benefit and defined contribution pension plans, the post retirement healthcare plan, 401(k) match and profit sharing, group health benefits, restricted stock compensation and other incentive programs. Such costs are allocated to the Company as follows:

•	401(k) and other defined contribution plans based on contributions made by the Former Parent to participants employed at the Company

•	Defined benefit pension plans based on eligible compensation of plan participants employed at the Company

•	Retiree health care based on eligible years of service to the Company

•	Group health care benefits based on employee headcount

These costs are reflected in Cost of sales, Selling, general and administrative expenses, and Research and development expenditures in the Company’s combined statements of operations. Total employee benefit costs allocated to the Company were $359 million, $328 million and $351 million for the years ended December 31, 2010, 2009 and 2008 respectively. Following the Separation, the Company will no longer reflect expenses in its combined statements of operations related to the Former Parent’s U.S. defined benefit pension plan or post retirement health care plan.

Defined Benefit Pension Plans

Prior to the reorganization of the Former Parent on July 31, 2010, the Company’s employees participated in various Former Parent retirement benefit plans, including: (i) the noncontributory pension (“Regular Pension Plan”), covering U.S. employees; (ii) the noncontributory supplemental Officers’ Plan (“Officers’ Plan”), covering U.S. employees; (iii) the noncontributory Motorola Supplement Pension Plan (“MSPP”), covering U.S. employees; (iv) various non-U.S. pension benefit plans; and (v) the Motorola Postretirement Health Care Benefits Plan, covering eligible U.S. employees. The Former Parent managed its worldwide pension and postretirement benefit plans on a consolidated basis and separate Company information was not readily available for the years ended December 31, 2009 and 2008. Therefore, the Company’s share of the Former Parent plans’ assets and liabilities are not included in the Company’s combined balance sheet for these years. The combined statements of operations include an allocation of the Former Parent’s costs of these pension and postretirement benefit plans of $52 million and $44 million for the years ended December 31, 2009 and 2008, respectively.

In addition to the Former Parent’s non-U.S. pension plans, the Company has a pension plan in Taiwan. The Company’s combined balance sheet includes a liability related to this plan of $20 million as of December 31, 2009. The Company’s combined statements of operations include expense of $2 million in each of the years ended December 31, 2009 and December 31, 2008.

Upon reorganization on July 31, 2010, the employees of the Former Parent’s Mobile Devices and/or Home businesses (including related corporate and shared services employees) were transferred to the Company (except certain non-U.S. employees for which transfer on such date was not possible and whose transfer was effected on a subsequent transfer date agreed to by the Former Parent and the Company). For U.S. employees, the Company established comparable employee benefit plans or programs for Motorola Mobility employees, except with respect to pension benefits, deferred compensation, post-employment health benefits and certain other programs. For non-U.S. employees, Motorola Mobility established or maintained employee benefit plans as were required under applicable law or necessary to ensure the transfer of employees without triggering severance obligations. The assets and liabilities related to the plans established and/or maintained are included in the Company’s consolidated balance sheet as of December 31, 2010 and the costs are included in the consolidated statement of operations for the year-ended December 31, 2010. The plans principally relate to employees in Germany, Taiwan, Japan and Korea (the “Non-U.S. plans”).

As of December 31, 2010, the fair value of our projected benefit obligation in aggregate for the Non-U.S. plans was $116 million and the fair value of our plan assets in aggregate was $27 million. As a result, the Non-U.S. plans are underfunded by $89 million at December 31, 2010 and are recorded as a net liability in the combined balance sheets. Unrecognized net gains (losses) are recorded in equity as a component of accumulated other comprehensive income (loss), net of tax. As of December 31, 2010, the amount recorded in accumulated other comprehensive income, net of tax, was $10 million. For the year-ended December 31, 2010, the combined statement of operations included $7 million of net periodic pension costs related to the Non-U.S. plans. The Company expects to make cash contributions of approximately $4 million to its non-U.S. pension plans in 2011.

The Company has adopted a pension investment policy designed to meet or exceed the expected rate of return on plan assets assumption. To achieve this, the pension plans, with the exception of Taiwan, retain professional investment managers that invest plan assets in equity and fixed income securities and cash. In addition, some plans invest in insurance contracts. In Taiwan, the pension assets are held by the Bank of Taiwan and the Company does not have the authority on how to invest the funds. The Company’s measurement date of its plan assets and obligations is December 31. The weighted average target allocation for the non-U.S. plans, excluding Taiwan, is 40% equity securities, 13% fixed income securities, and 47% cash and other investments. As of December 31, 2010, weighted average actual allocations were 24% equity securities, 26% fixed income securities and 50% cash and other investments. Deviation from the target allocation was primarily related to the actual allocation of the investment portfolio in Taiwan. As of December 31, 2010, 44% of the investment portfolio was valued at quoted prices in active markets for identical assets; 37% was valued using quoted prices for similar assets in active or inactive markets, or other observable inputs; and 19% was valued using unobservable inputs that are supported by little or no market activity.

In addition to the Non-U.S. plans, U.S. employees of the Company continued to participate in the Former Parent pension and postretirement benefits plans through December 31, 2010. As the Former Parent managed these plans on a consolidated basis and separate Company information was not readily available for the year-ended December 31, 2010, the Company’s share of the Former Parent plans’ assets and liabilities are not included in the Company’s combined balance sheet as of December 31, 2010. The combined statement of operations include an allocation of the Former Parent’s costs of these pension and postretirement benefit plans of $54 million for the year ended December 31, 2010.

Postretirement Health Care Plan

The Company has no postretirement health care benefit plans in the U.S. and no significant postretirement health care benefit plans outside the U.S.

Defined Contribution Plans

The Former Parent and certain of its subsidiaries have various defined contribution plans, in which all eligible employees participate. In the U.S., the 401(k) plan is a contributory plan. Matching contributions are based upon the amount of the employees’ contributions. Effective January 1, 2005, newly hired employees had a higher maximum matching contribution at 4% on the first 5% of employee contributions, compared to 3% on the first 6% of employee contributions for employees hired prior to January 2005. Effective January 1, 2009, the Former Parent temporarily suspended all matching contributions to the Motorola 401(k) plan. Match contributions were reinstated as of July 1, 2010 at a rate of 100% on the first 4% of pre-tax employee contributions. The maximum matching contributions for 2010 were pro-rated to account for the number of months remaining in the year.

The Company’s expenses, primarily relating to the employer match, for all defined contribution plans, for the years ended December 31, 2010, 2009 and 2008 were $19 million, $5 million and $38 million respectively. The costs were allocated to the Company based on the contributions made by the Company’s participants as well as a proportionate share of corporate employee contributions.

8.    Share-Based Compensation Plans and Other Incentive Plans

The Former Parent maintains several incentive plans for the benefit of its officers, directors and employees, including the Company’s employees. The following disclosures represent the Company’s portion of the plans maintained by the Former Parent in which the Company’s employees participated. All awards granted under the plans consist of the Former Parent’s common shares. As such, all related equity account balances are reflected in the Former Parent’s consolidated statements of stockholders’ equity and have not been reflected in the Company’s combined financial statements. Accordingly, the amounts presented are not necessarily indicative of future performance and do not necessarily reflect the results that the Company would have experienced as an independent, publicly traded company for the periods presented.

All equity award amounts presented below have not been converted to reflect Separation. Upon Separation, all outstanding Former Parent stock options, stock appreciation rights and restricted stock units were replaced with awards in the Company using a formula designed to generally preserve the intrinsic value and fair value of the award immediately prior to Separation.

Stock Options, Stock Appreciation Rights and Employee Stock Purchase Plan

Under the Former Parent’s employee stock purchase plan, eligible participants have been allowed to purchase shares of the Former Parent’s common stock through payroll deductions of up to 10% of compensation on an after-tax basis. The price an employee pays per share is 85% of the lower of the fair market value of the Former Parent’s stock on the close of the first trading day or last trading day of the purchase period. The plan has two purchase periods, the first one from October 1 through March 31 and the second one from April 1 through September 30. For the years ended December 31, 2010, 2009 and 2008, the Company’s employees purchased 9.7 million, 8.6 million, and 4.4 million shares of the Former Parent’s common stock, respectively, at purchase prices of $5.97 and $6.00, $3.60 and $3.68, and $7.91 and $6.07, respectively.

Under the Former Parent’s stock option plans, options or SARs to acquire shares of the Former Parent’s common stock have been made available for grant to certain employees. Each option or SAR granted has an exercise price of 100% of the market value of the common stock on the date of grant. Option or SAR awards have a contractual life of five to ten years and vest over two to four years. Stock options and SARs assumed or replaced with comparable stock options or SARs in conjunction with a change in control only become exercisable due to the change in control if the holder is also involuntarily terminated (for a reason other than cause) or quits for good reason within 24 months of a change in control.

The Former Parent calculates the fair value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average estimated fair value of employee stock options granted during 2010, 2009 and 2008 was $3.06, $2.78 and $3.47, respectively, using the following weighted-average assumptions:

	2010	2009	2008
Expected volatility	41.7%	57.1%	56.4%
Risk-free interest rate	2.1%	1.9%	2.4%
Dividend yield	0.0%	0.0%	2.7%
Expected life (years)	6.1	3.9	5.5

The Former Parent uses the implied volatility for traded options on the Former Parent’s stock as the expected volatility assumption required in the Black-Scholes model. The selection of the implied volatility approach was based upon the availability of actively traded options on the Former Parent’s stock and its assessment that implied volatility is more representative of future stock price trends than historical volatility.

The risk-free interest rate assumption is based upon the average daily closing rates during the year for U.S. treasury notes that have a life which approximates the expected life of the option. The dividend yield assumption is based on the Former Parent’s future expectation of dividend payouts. The expected life of employee stock options represents the average of the contractual term of the options and the weighted-average vesting period for all option tranches.

The Former Parent has applied a forfeiture rate, estimated based on historical data, of 13%–45% to the option fair value calculated by the Black-Scholes option pricing model. This estimated forfeiture rate is applied to grants based on their remaining vesting term and may be revised in subsequent periods if actual forfeitures differ from this estimate.

Stock option activity for 2010 for the Company’s employees was as follows (in thousands, except exercise price and employee data):

	Former Parent Shares Subject to Options	Former Parent Wtd. Avg. Exercise Price
Options outstanding at January 1, 2010	58,691	$9
Options granted	7,243	7
Options exercised	(4,144)	8
Options terminated, canceled or expired	(6,415)	14
Options for employees transferred to the Company in 2010	520	10

Options outstanding at December 31, 2010	55,895	8

Options exercisable at December 31, 2010	31,068	9

At December 31, 2010, the Former Parent had $65 million of total unrecognized compensation expense, net of estimated forfeitures, related to the Company’s employees under the Former Parent’s stock option and employee stock purchase plan which will be recognized over the weighted average period of approximately two years. For the years ended December 31, 2010 and December 31, 2009, the total intrinsic value of options exercised by the Company’s employees was de minimis, compared to $1 million for the year ended December 31, 2008. The aggregate intrinsic value for options outstanding and exercisable by the Company’s employees as of December 31, 2010 was $91 million and $41 million, respectively, based on the Former Parent’s stock price of $9.07 per share at December 31, 2010. Cash received from stock option exercises by the Company’s employees is reflected in the financial statements of the Former Parent and has no impact on the combined financial statements of the Company.

On May 14, 2009, the Former Parent initiated a tender offer for certain eligible employees (excluding executive officers and directors) to exchange certain out-of-the-money options for new options with an exercise price equal to the fair market value of the Former Parent’s stock as of the grant date. In order to be eligible for the exchange, the options had to have been granted prior to June 1, 2007, expire after December 31, 2009 and have an exercise price equal to or greater than $12.00. The offering period closed on June 12, 2009. On that date, 34 million options were tendered by the Company’s employees and exchanged for 15 million new options with an exercise price of $6.73 and a ratable annual vesting period over two years. The exchange program was designed so that the fair market value of the new options would not be greater than the fair market value of the options exchanged. The resulting incremental compensation expense was not material to the Company’s combined financial statements.

The following table summarizes information about stock options held by the Company’s employees that were outstanding and exercisable by the Company’s employees at December 31, 2010 (in thousands, except exercise price and years):

	Former Parent Options Outstanding			Former Parent Options Exercisable
Exercise price range	No. of options	Wtd. avg. Exercise Price	Wtd. avg. contractual life (in yrs.)	No. of options	Wtd. avg. Exercise Price
Under $7	26,204	$6	8	10,662	$6
$7-$13	26,972	9	7	17,518	9
$14-$20	2,220	17	5	2,103	17
$21-$27	367	22	5	389	22
$28-$34	0	0	0	0	0
$35-$41	132	39	0	396	39

	55,895			31,068

The weighted-average contractual life for options outstanding and exercisable as of December 31, 2010 was seven years and six years, respectively.

Restricted Stock Units

RSU grants consist of shares or the rights to shares of the Former Parent’s common stock which were awarded to the Company’s employees. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee. Shares of RSUs held by the Company’s employees that are assumed or replaced with comparable shares of RSUs in conjunction with a change in control will only have the lapse of restrictions accelerated if the holder is also involuntarily terminated (for a reason other than cause) or quits for good reason within 24 months of a change in control.

RSU activity for the Company’s employees during 2010 was as follows (in thousands, except fair value and employee data):

	Former Parent RSUs	Former Parent Wtd. Avg. Grant Date Fair Value
RSUs outstanding at January 1, 2010	21,880	$8
Granted	14,289	7
Vested	(7,256)	8
Terminated or canceled	(2,908)	8
RSUs for employees transferred to the Company in 2010	907	8

RSUs outstanding at December 31, 2010	26,911	7
Number of employees granted RSUs	11,850

At December 31, 2010, $99 million of total unrecognized compensation expense, net of estimated forfeitures, related to the Company’s employees will be recognized over the weighted average period of approximately two years. The total fair value of RSU shares vested during the years ended December 31, 2010, 2009 and 2008 was $50 million, $22 million and $4 million, respectively. The aggregate fair value of outstanding RSUs as of December 31, 2010 was $245 million.

Total Share-Based Compensation Expense

Compensation expense for the Former Parent’s employee stock options, SARs, employee stock purchase plans, restricted stock and RSUs related to the Company’s employees, as well as allocated compensation expense from the Former Parent’s corporate functions, was as follows:

Years Ended December 31	2010	2009	2008
Share-based compensation expense included in:
Costs of sales	$16	$15	$14
Selling, general and administrative expenses	93	99	87
Research and development expenditures	54	52	46

Share-based compensation expense included in Operating earnings (loss)	163	166	147
Tax benefit	—	—	43

Share-based compensation expense, net of tax	$163	$166	$104

A portion of the Former Parent’s share-based compensation expense has been allocated to the Company based on the awards granted to the Company’s employees and based on a three-part formula that averages the relative percentage of the Company’s net revenues, payroll and net property, plant and equipment/inventory to the respective total Former Parent amounts for awards granted to the Former Parent’s corporate employees.

Motorola Incentive Plan

The Motorola Incentive Plan provides eligible employees with an annual payment, calculated as a percentage of an employee’s eligible earnings, in the year after the close of the current calendar year if specified goals are met. The

Company’s provisions for awards under these incentive plans for the years ended December 31, 2010, 2009 and 2008 were $106 million, $57 million and $53 million, respectively.

Long-Range Incentive Plan

The Long-Range Incentive Plan (“LRIP”) rewards participating elected officers for the Former Parent’s achievement of specified business goals during the period, based on performance objectives measured over three-year cycles. The combined statements of operations include an allocation of the costs of the LRIP with such amounts allocated to the Company based on specific identification of the Company’s employees. The provision for LRIP (net of the reversals of previously recognized reserves) for the years ended December 31, 2010, 2009 and 2008 was $11 million, $5 million and $(8) million, respectively.

On April 21, 2008, the Compensation and Leadership Committee of the Board of Directors of the Former Parent approved the cancellation of the 2006-2008 performance cycle and the 2007-2009 performance cycle under Motorola’s Long-Range Incentive Plan of 2006 without the payment of awards for such performance cycles, as reported on Motorola, Inc.’s Form 8-K, filed April 25, 2008.

9.     Fair Value Measurements

The Former Parent adopted new accounting guidance on measuring fair value on January 1, 2008 for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. This does not change the accounting for those instruments that were, under previous U.S. GAAP, accounted for at cost or contract value. The Company had no non-financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2010.

The guidance specifies a hierarchy of valuation techniques based on whether the inputs to each measurement are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions about current market conditions. The prescribed fair value hierarchy and related valuation methodologies are as follows:

Level 1—Quoted prices for identical instruments in active markets.

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

Level 3—Valuations derived from valuation techniques, in which one or more significant inputs are unobservable.

The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of December 31, 2010 and 2009 were as follows:

	Level 1	Level 2	Level 3	Total
Common stock and equivalents:
December 31, 2010	$21	$—	$—	$21
December 31, 2009	$21	$—	$—	$21

Pension Plan Assets

The fair value of the Non-U.S. pension plans’ assets by level in the fair value hierarchy as of December 31, 2010 were as follows:

December 31, 2010	Level 1	Level 2	Level 3	Total
Common stock and equivalents	$6	$—	$—	$6
Corporate bonds	—	6	—	6
Government and agency obligations	—	1	—	1
Short-term investment funds	—	3	—	3
Insurance contracts	—	—	5	5

Total investment securities	$6	$10	$5	$21
Cash				6

Fair value of plan assets				$27

The following table summarizes the changes in fair value of the Non-U.S. pension plan assets measured using Level 3 inputs:

Insurance Contracts
Balance at January 1, 2010	$—
Contributions from the Former Parent	5

Balance at December 31, 2010	$5

Valuation Methodologies

Level 1—Quoted market prices in active markets are available for investments in common stock and equivalents. As such, these investments are classified within Level 1.

Level 2—The securities classified as Level 2 are comprised primarily of corporate, government and agency bonds. The Company primarily relies on valuation pricing models, recent bid prices, and broker quotes to determine the fair value of these securities. The valuation models for Level 2 assets are developed and maintained by third party pricing services and use a number of standard inputs to the valuation model including benchmark yields, reported trades, broker/dealer quotes where the party is standing ready and able to transact, issuer spreads, benchmark securities, bids, offers and other reference data. The valuation model may prioritize these inputs differently at each balance sheet date for any given security, based on the market conditions. Not all of the standard inputs listed will be used each time in the valuation models. For each asset class, quantifiable inputs related to perceived market movements and sector news may be considered in addition to the standard inputs.

The fair values of investments in collective trust funds are valued based on their reported net asset value. Such net asset values are based on the value of the underlying securities. For investments in collective trust funds, the fair value of underlying securities reflect the unit prices of actual purchase and sale transactions occurring as of or close to the financial statement date. As such, these assets are valued using Level 2 inputs.

Level 3—The instruments classified as Level 3 are insurance contracts valued using proprietary models.

10.    Sales of Receivables

The Former Parent sells accounts receivable generated from its business units to third-parties in transactions that qualify as “true-sales.” Through Separation, the Company’s businesses participated in this activity by transferring certain of their accounts receivable balances to the Former Parent. The Company also has agreements under which the Company sells its accounts receivable directly to a third party in transactions that qualify as “true sales.”

Total accounts receivable sold by the Company were $526 million for the year ended December 31, 2010, compared to $803 million for the year ended December 31, 2009 and $2.6 billion for the year ended December 31, 2008. As of December 31, 2010, there were $43 million of accounts receivable outstanding under these programs for which the Company retained servicing obligations, compared to $71 million at December 31, 2009.

11.    Commitments and Contingencies

Legal

The Company is involved in various lawsuits, claims and investigations arising in the normal course of business and relating to the Company’s business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s combined financial position, liquidity or results of operations. However, an unfavorable resolution could have a material adverse effect on the Company’s combined financial position, liquidity or results of operations in the periods in which the matters are ultimately resolved.

Other

Leases:    The Former Parent owns many of its major facilities and leases certain office, factory and warehouse space, land, and information technology and other equipment under principally non-cancelable operating leases. The Former Parent identifies a landlord for each facility based on the primary resident of the facility. The Former Parent allocates a portion of its facility and lease expenses to the Company based on the square footage occupied by employees of the Company; such allocation is included in the Company’s combined statements of operations. Total rental expense, primarily comprised of facilities rental expense, net of sublease income, for the years ended December 31, 2010, 2009 and 2008 was $61 million, $62 million and $72 million, respectively.

At December 31, 2010, future minimum lease obligations, primarily comprised of obligations for facilities in which the Company was deemed to be the primary resident, net of minimum sublease rentals, for the next five years and beyond are as follows: 2011—$82 million; 2012—$60 million; 2013—$26 million; 2014—$16 million; 2015—$10 million; beyond—$18 million. Actual results may differ significantly from these estimates.

Indemnifications:    In addition, the Company may provide indemnifications for losses that result from the breach of general warranties contained in certain commercial and intellectual property agreements. Historically, the Company has not made significant payments under these indemnifications. However, there is an increasing risk in relation to patent indemnities given the current legal climate.

Furthermore, pursuant to the Master Separation and Distribution Agreement and certain other agreements with the Former Parent, Motorola Mobility agreed to indemnify the Former Parent for certain liabilities, and Former Parent agreed to indemnify Motorola Mobility for certain liabilities, in each case for uncapped amounts.

In indemnification cases, payment by the Company is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims. Further, the Company’s obligations under these agreements for indemnification based on breach of representations and warranties are generally limited in terms of duration, and are for amounts not in excess of the contract value over the life of the contract, except with respect to certain intellectual property infringement claims. In some instances, the Company may have recourse against third-parties for certain payments made by the Company.

The Company (and its subsidiaries and businesses) is also a party to a variety of agreements pursuant to which it is obligated to indemnify the other party with respect to certain matters. Some of these obligations arise as a result of divestitures of the Company’s assets or businesses and require the Company to hold the other party harmless against losses arising from the settlement of these pending obligations. The total amount of indemnification under these types of provisions is $6 million, of which the amount accrued by the Company as of December 31, 2010 for potential claims under these provisions was de minimis.

Other:    During 2009, the Company recorded a $75 million charge for a legal settlement. During 2008, the Company recorded a $150 million charge related to the settlement of a purchase commitment.

12.    Information by Segment and Geographic Region

The Company reports financial results for the following business segments:

•

The Mobile Devices segment designs, manufactures, sells and services wireless mobile devices, including smartphones, with integrated software and accessory products, and licenses intellectual property.

•

The Home segment designs, manufactures, sells, installs and services set-top boxes for digital video, Internet Protocol (“IP”) video, satellite and terrestrial broadcast networks, end-to-end digital video and

Internet Protocol Television (“IPTV”) distribution systems, broadband access network infrastructure platforms, and associated data and voice customer premises equipment and associated software solutions to cable television (“TV”) and telecommunication service providers.

Segment operating results are measured based on operating earnings adjusted, if necessary, for certain segment-specific items and Former Parent corporate function allocations. Intersegment and intergeographic revenues are accounted for on an arm’s-length pricing basis. The Company had no intersegment revenues for the years ended December 31, 2010, 2009 and 2008. Net revenues to other Former Parent businesses were $17 million, $45 million and $53 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Identifiable assets (excluding intersegment receivables) are the Company’s assets that are identified with classes of similar products or operations in each geographic region.

For the year ended December 31, 2010, approximately 28% of net revenues were from Verizon Communications Inc. (including Verizon Wireless). For the years ended December 31, 2009 and 2008, approximately 17% and 13%, respectively, of net revenues were from Verizon Communications Inc. (including Verizon Wireless) and approximately 13% and 7%, respectively, of net revenues were from Sprint Nextel Corporation.

Segment information

	Net Revenues			Operating Earnings (Loss)
Years Ended December 31	2010	2009	2008	2010	2009	2008
Mobile Devices	$7,819	$7,146	$12,187	$(76)	$(1,222)	$(2,391)
Home	3,641	3,904	4,912	152	11	351

	$11,460	$11,050	$17,099

Operating earnings (loss)				76	(1,211)	(2,040)
Total other income (expense)				(80)	(124)	103

Loss before income taxes				$(4)	$(1,335)	$(1,937)

	Assets			Capital Expenditures			Depreciation Expense
Years Ended December 31	2010	2009	2008	2010	2009	2008	2010	2009	2008
Mobile Devices	$3,330	$2,815	$3,625	$125	$35	$84	$120	$104	$117
Home	$2,874	3,043	3,542	18	32	67	55	50	46

	$6,204	$5,858	$7,167	$143	$67	$151	$175	$154	$163

Geographic area information

	Net Revenues			Assets			Property, Plant and Equipment, net
Years Ended December 31	2010	2009	2008	2010	2009	2008	2010	2009	2008
United States	$7,423	$7,039	$9,267	$4,529	$4,244	$4,329	$418	$450	$499
China	773	648	976	850	586	920	196	149	182
Brazil	656	661	1,341	762	640	731	88	90	98
Singapore	50	27	40	36	330	703	2	17	25
Other nations, net of eliminations	2,558	2,675	5,475	27	58	484	102	101	170

	$11,460	$11,050	$17,099	$6,204	$5,858	$7,167	$806	$807	$974

Net revenues by geographic region are measured by the locale of the end customer.

13.    Reorganization of Businesses

Prior to the Separation, the Company participated in the Former Parent’s formal Involuntary Severance Plan (“Severance Plan”), which permits the Company to offer eligible employees severance benefits based on years of service and employment grade level in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. Effective August 1, 2009, the Former Parent amended and restated the Severance Plan. Under the amended Severance Plan, severance benefits will be paid in biweekly installments to impacted employees rather than in lump sum payments. The Company recognizes termination benefits based on formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management. Exit costs consist of future minimum lease payments on vacated facilities and other contractual terminations. At each reporting date, the Company evaluates its accruals for employee separation and exit costs to ensure the accruals are still appropriate. In certain circumstances, accruals are no longer needed because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. In these cases, the Company reverses accruals through the combined statements of operations where the original charges were recorded when it is determined they are no longer needed.

2010 Charges

During the year ended December 31, 2010 the Company continued to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. Both of the Company’s business segments were impacted by these plans. The employees affected were located in all regions.

During the year ended December 31, 2010, the Company recorded net reorganization of business charges of $63 million, including $17 million of charges in Costs of sales and $46 million of charges under Other charges in the Company’s combined statements of operations. Included in the aggregate $63 million are charges of $81 million for employee separation costs, partially offset by $18 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by business segment:

Year Ended December 31	2010
Mobile Devices	$34
Home	29

$63

The following table displays a roll forward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2010 to December 31, 2010:

2010	Accruals at January 1	Additional Charges	Adjustments	Amount Used	Accruals at December 31
Exit costs	$39	$—	$(7)	$(20)	$12
Employee separation costs	33	81	(14)	(68)	32

	$72	$81	$(21)	$(88)	$44

Exit Costs

At January 1, 2010, the Company had an accrual of $39 million for exit costs attributable to lease terminations. There were no material additional charges related to exit costs during 2010. The adjustments of $7 million reflect: (i) $6 million of reversals of accruals no longer needed, and (ii) $1 million of foreign currency translation adjustments. The $20 million used reflects cash payments. The remaining accrual of $12 million, which is included in Accrued liabilities in the Company’s combined balance sheet at December 31, 2010, represents future cash payments, primarily for lease termination obligations that are expected to be paid over a number of years.

Employee Separation Costs

At January 1, 2010, the Company had an accrual of $33 million for employee separation costs, representing the severance costs for approximately 400 employees. The additional 2010 charges of $81 million represent severance costs for approximately an additional 2,200 employees, of which 900 are direct employees and 1,300 are indirect employees.

The adjustments of $14 million reflect: (i) $12 million of reversals of accruals no longer needed and (ii) $2 million of foreign currency translation adjustments.

During the year ended December 31, 2010, approximately 1,500 employees, of which 500 were direct employees and 1,000 were indirect employees, were separated from the Company. The $68 million used in 2010 reflects cash payments to these separated employees. The remaining accrual of $32 million, which is included in Accrued liabilities in the Company’s combined balance sheet at December 31, 2010, is expected to be paid in 2011 to: (i) severed employees who began receiving payments in 2010, and (ii) approximately 1,100 employees who will begin receiving payments in 2011.

2009 Charges

During the year ended December 31, 2009, in light of the macroeconomic decline that adversely affected revenues, the Company continued to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. Both of the Company’s business segments were impacted by these plans. The employees affected were located in all geographic regions.

During the year ended December 31, 2009, the Company recorded net reorganization of business charges of $210 million, including $55 million of charges in Costs of sales and $155 million of charges under Other charges in the Company’s combined statements of operations. Included in the aggregate $210 million are charges of $206 million for employee separation costs, $28 million for exit costs and $20 million for fixed asset impairment charges, partially offset by $44 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by business segment:

Year Ended December 31	2009
Mobile Devices	$192
Home	18

$210

The following table displays a roll forward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2009 to December 31, 2009:

2009	Accruals at January 1	Additional Charges	Adjustments	Amount Used	Accruals at December 31
Exit costs	$63	$28	$(8)	$(44)	$39
Employee separation costs	103	206	(32)	(244)	33

	$166	$234	$(40)	$(288)	$72

Exit Costs

At January 1, 2009, the Company had an accrual of $63 million for exit costs attributable to lease terminations. The additional 2009 charges of $28 million were primarily related to the exit of leased facilities and contractual termination costs. The adjustments of $8 million reflect $9 million of reversals of accruals no longer needed, partially offset by $1 million of foreign currency translation adjustments. The $44 million used in 2009 reflects cash payments. The remaining accrual of $39 million, which is included in Accrued liabilities in the Company’s combined balance sheet at December 31, 2009, represents future cash payments, primarily for lease termination obligations that are expected to be paid over a number of years.

Employee Separation Costs

At January 1, 2009, the Company had an accrual of $103 million for employee separation costs, representing the severance costs for approximately 1,600 employees. The additional 2009 charges of $206 million represent severance costs for approximately an additional 6,300 employees, of which 2,600 were direct employees and 3,700 were indirect employees.

The adjustments of $32 million reflect $35 million of reversals of accruals no longer needed, partially offset by $3 million of foreign currency translation adjustments.

During the year ended December 31, 2009, approximately 7,600 employees, of which 3,500 were direct employees and 4,100 were indirect employees, were separated from the Company. The $244 million used in 2009 reflects cash payments to these separated employees. The remaining accrual of $33 million was included in Accrued liabilities in the Company’s combined balance sheet at December 31, 2009.

2008 Charges

During the year ended December 31, 2008, the Company implemented various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. Both of the Company’s business segments were impacted by these plans, with the majority of the impact in the Mobile Devices segment. The employees affected were located in all regions.

During the year ended December 31, 2008, the Company recorded net reorganization of business charges of $229 million, including $78 million of charges in Costs of sales and $151 million of charges under Other charges in the Company’s combined statements of operations. Included in the aggregate $229 million were charges of $195 million for employee separation costs, $65 million for exit costs and $3 million for fixed asset impairment charges, partially offset by $34 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by business segment:

Year Ended December 31	2008
Mobile Devices	$208
Home	21

$229

The following table displays a roll forward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2008 to December 31, 2008:

2008	Accruals at January 1	Additional Charges	Adjustments	Amount Used	Accruals at December 31
Exit costs	$1	$65	$2	$(5)	$63
Employee separation costs	102	195	(33)	(161)	103

	$103	$260	$(31)	$(166)	$166

Exit Costs

At January 1, 2008, the Company had an accrual of $1 million for exit costs attributable to lease terminations. The 2008 additional charges of $65 million were primarily related to: (i) the exit of leased facilities in the United Kingdom by the Mobile Devices segment, and (ii) the exit of leased facilities in Mexico by the Home segment. The adjustments of $2 million primarily reflect foreign currency translation adjustments. The $5 million used in 2008 reflects cash payments. The remaining accrual of $63 million, which was included in Accrued liabilities in the Company’s combined balance sheet at December 31, 2008, represents future cash payments, primarily for lease termination obligations that are expected to be paid over a number of years.

Employee Separation Costs

At January 1, 2008, the Company had an accrual of $102 million for employee separation costs, representing the severance costs for approximately 1,400 employees. The additional 2008 charges of $195 million represent severance costs for approximately an additional 4,600 employees, of which 2,200 were direct employees and 2,400 were indirect employees.

The adjustments of $33 million reflect $34 million of reversals of accruals no longer needed, partially offset by $1 million of foreign currency translation adjustments. The $34 million of reversals represent previously accrued costs for approximately 300 employees.

During the year ended December 31, 2008, approximately 4,100 employees, of which 2,200 were direct employees and 1,900 were indirect employees, were separated from the Company. The $161 million used in 2008 reflects cash payments to these separated employees. The remaining accrual of $103 million was included in Accrued liabilities in the Company’s combined balance sheet at December 31, 2008.

14.    Acquisitions, Intangible Assets and Goodwill

Acquisitions

The Company accounts for acquisitions using purchase accounting with the results of operations for each acquiree included in the Company’s combined financial statements for the period subsequent to the date of acquisition. The pro forma effects of these acquisitions on the Company’s combined financial statements were not significant individually or in the aggregate.

The allocation of value to in-process research and development was determined using expected future cash flows discounted at average risk adjusted rates reflecting both technological and market risk as well as the time value of money. Historical pricing, margins and expense levels, where applicable, were used in the valuation of the in-process products. The in-process research and development acquired will have no alternative future uses if the products are not feasible. Charges related to the write-off of such items were not significant during the years ended December 31, 2010, 2009 or 2008.

The developmental products for the companies acquired have varying degrees of timing, technology, costs-to-complete and market risks throughout final development. If the products fail to become viable, the Company will unlikely be able to realize any value from the sale of incomplete technology to another party or through internal re-use. The risks of market acceptance for the products under development and potential reductions in projected revenues volumes and related profits in the event of delayed market availability for any of the products exist. Efforts to complete all developmental products continue and there are no known delays to forecasted plans except as disclosed.

The Company did not have any individually significant acquisitions during the years ended December 31, 2010, 2009 and 2008. However, the following table summarizes net tangible and intangible assets acquired and the consideration paid for the acquisitions completed in 2010:

Years Ended December 31	2010
Tangible net assets, primarily deferred tax liabilities	$(12)
Goodwill	111
In-process research and development	10
Completed technology	18
Customer-related	13

$140

Consideration, net:
Cash	$124
Contingent consideration	16

$140

Intangible Assets

Intangible assets and accumulated amortization, excluding goodwill, consists of the following:

	2010		2009
December 31	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Completed technology	$507	$418	$489	$374
Licensed technology	105	105	105	105
Customer-related	62	37	49	29
Patents	97	16	12	9
In-process research and development	10	—	—	—
Other intangible assets	38	38	37	37

	$819	$614	$692	$554

Amortization expense on intangible assets, which is included within Other charges (income) in the combined statements of operations, was $55 million, $57 million and $64 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, future amortization expense is estimated to be $54 million in 2011, $40 million in 2012, $31 million in 2013, $14 million in 2014 and $10 million in 2015.

Intangible assets and accumulated amortization, excluding goodwill, by business segment were as follows:

	2010		2009
December 31	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Mobile Devices	$153	$53	$45	$45
Home	666	561	647	509

	$819	$614	$692	$554

Goodwill

The following table displays a roll forward of the carrying amount of goodwill by reportable segment from January 1, 2008 to December 31, 2010:

	Mobile Devices	Home	Total
Balance as of January 1, 2008:
Aggregate goodwill acquired	$19	$1,528	$1,547
Accumulated impairment losses	—	(73)	(73)

Goodwill, net of impairment losses	19	1,455	1,474

Goodwill acquired	15	12	27
Impairment losses	(55)	—	(55)
Adjustments	21	(179)	(158)

Balance as of December 31, 2008:
Aggregate goodwill acquired	55	1,361	1,416
Accumulated impairment losses	(55)	(73)	(128)

Goodwill, net of impairment losses	—	1,288	1,288

Adjustments	—	(3)	(3)

Balance as of December 31, 2009:
Aggregate goodwill acquired	55	1,358	1,413
Accumulated impairment losses	(55)	(73)	(128)

Goodwill, net of impairment losses	—	1,285	1,285

Goodwill acquired	78	33	111

Balance as of December 31, 2010:
Aggregate goodwill acquired	133	1,391	1,524
Accumulated impairment losses	(55)	(73)	(128)

Goodwill, net of impairment losses	$78	$1,318	$1,396

During the year ended December 31, 2008, the Company finalized its assessment of the Internal Revenue Code Section 382 Limitations (“IRC Section 382”) relating to the pre-acquisition tax loss carry forwards of its 2007 acquisitions. As a result of the IRC Section 382 studies, the Company recorded additional deferred tax assets and a corresponding reduction in goodwill, which is reflected in the adjustment line above.

The Company conducts its annual assessment of goodwill for impairment in the fourth quarter of each year. The goodwill impairment test is performed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment. The Company has determined that the Mobile Devices segment meets the requirement of a reporting unit. For the Home segment, the Company has identified two reporting units, the

Broadband Home Solutions reporting unit and the Access Networks reporting unit. The Company performs extensive valuation analyses, utilizing both income and market-based approaches, in its goodwill assessment process. The determination of the fair value of the reporting units and other assets and liabilities within the reporting units requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rate, earnings before depreciation and amortization, and capital expenditures forecasts specific to each reporting unit. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates.

The Company has weighted the valuation of its reporting units at 75% based on the income approach and 25% based on the market-based approach, consistent with prior periods. The Company believes that this weighting is appropriate since it is often difficult to find other appropriate market participants that are similar to our reporting units and it is the Company’s view that future discounted cash flows are more reflective of the value of the reporting units.

Based on the results of the 2009 and 2010 annual assessments of the recoverability of goodwill, the fair values of all reporting units exceeded their book values, indicating that there was no impairment of goodwill.

Following is a discussion of the goodwill impairment charge recorded for the year ended December 31, 2008.

Based on the results of Step One of the 2008 annual assessment of the recoverability of goodwill, the fair values of the Broadband Home Solutions and the Access Networks reporting units exceeded their book values, indicating that there was no impairment of goodwill at these reporting units.

However, the fair value of the Mobile Devices reporting unit was below its book value, indicating a potential impairment of goodwill and the requirement to perform Step Two of the analysis for the reporting unit. The decline in the fair value of the Mobile Devices reporting unit below its book value was a result of the deteriorating macroeconomic environment, lower than expected revenues and cash flows as a result of the decision to consolidate platforms announced in the fourth quarter of 2008, and the uncertainty around the reporting unit’s future cash flow. For the year ended December 31, 2008, the Company determined that the goodwill relating to the Mobile Devices reporting unit was impaired, resulting in a charge of $55 million in the Mobile Devices reportable segment.

15.    Valuation and Qualifying Accounts

The following table presents the valuation and qualifying account activity for the years ended December 31, 2010, 2009 and 2008:

	Balance at January 1	Charged to Earnings	Used	Adjustments	Balance at December 31
2010
Reorganization of Businesses	$72	$81	$(88)	$(21)	$44
Allowance for Doubtful Accounts	59	8	(9)	(9)	49
Inventory Reserves	534	151	(229)	(67)	389
Warranty Reserves	156	323	(244)	(29)	206
Customer Reserves	224	704	(545)	(127)	256
2009
Reorganization of Businesses	$166	$234	$(288)	$(40)	$72
Allowance for Doubtful Accounts	97	18	(41)	(15)	59
Inventory Reserves	472	80	(34)	16	534
Warranty Reserves	215	209	(219)	(49)	156
Customer Reserves	377	694	(699)	(148)	224
2008
Reorganization of Businesses	$103	$260	$(166)	$(31)	$166
Allowance for Doubtful Accounts	73	37	(7)	(6)	97
Inventory Reserves	124	610	(283)	21	472
Warranty Reserves	325	369	(405)	(74)	215
Customer Reserves	654	1,302	(1,239)	(340)	377

Adjustments include foreign currency translation adjustments.

16.    Quarterly and Other Financial Data (unaudited)

	2010				2009
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
Operating Results:
Net revenues	$2,480	$2,609	$2,946	$3,425	$2,826	$2,842	$2,559	$2,823
Costs of sales	1,885	1,945	2,155	2,510	2,431	2,317	2,032	2,117

Gross margin	595	664	791	915	395	525	527	706

Selling, general and administrative expenses	371	385	385	451	383	361	332	410
Research and development expenditures	367	372	373	367	437	384	377	393
Other charges (income)	29	(209)	27	(29)	117	48	23	99

Operating earnings (loss)	(172)	116	6	126	(542)	(268)	(205)	(196)

Net earnings (loss) attributable to Motorola Mobility Holdings, Inc.	$(212)	$80	$(34)	$80	$(614)	$(271)	$(253)	$(204)

Per Share Data:
Basic earnings (loss) per common share*	$(0.72)	$0.27	$(0.12)	$0.27	$(2.09)	$(0.92)	$(0.86)	$(0.69)

*	The computation of basic earnings (loss) per common share for all periods through December 31, 2010, is calculated using the number of shares of Motorola Mobility Holdings, Inc. common stock outstanding on January 4, 2011, following the distribution of one share of Motorola Mobility Holdings, Inc. common stock for every eight shares of Motorola, Inc. common stock.

17.    Subsequent Event

On January 4, 2011, the Company entered into a $500 million unsecured three-year credit agreement (the “Credit Agreement”) with a syndicate of lenders. The Credit Agreement provides for a revolving credit facility and a letter of credit facility, is guaranteed by the Company and certain of the Company’s subsidiaries, and contains certain restrictive covenants.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Motorola Mobility, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Motorola Mobility’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B: Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The response to this Item required by Item 401 of Regulation S-K, with respect to directors, incorporates by reference the information under the caption “Nominees” of Motorola Mobility’s Proxy Statement for the 2011 Annual Meeting of Stockholders (the “Proxy Statement”) and, with respect to executive officers, is contained in Part I hereof under the caption “Executive Officers of the Registrant” and, with respect to the audit committee, incorporates by reference the information under the caption “What Are the Committees of the Board?” and “Report of Audit Committee” of Motorola Mobility’s Proxy Statement.

The response to this Item required by Item 405 of Regulation S-K incorporates by reference the information under the caption “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” of Motorola Mobility’s Proxy Statement.

The response to this Item also incorporates by reference the information under the caption “Communications—How Can I Recommend a Director Candidate to the Governance and Nominating Committee?” of Motorola Mobility’s Proxy Statement.

Motorola Mobility has adopted a code of ethics, the Motorola Mobility Code of Business Conduct (the “Code”), that applies to all directors and employees, including Motorola Mobility’s principal executive officer, principal financial officer and controller (principal accounting officer). The Code is posted on Motorola Mobility’s Internet website, http://investors.motorola.com, and is available free of charge, upon request to Investor Relations, Motorola Mobility Holdings, Inc., Corporate Offices, 600 N. U.S. Highway 45, Libertyville, Illinois 60048, E-mail: MobilityInvestors@motorola.com. Any amendment to, or waiver from, the Code applicable to executive officers will be posted on our Internet website within four business days following the date of the amendment or waiver. Motorola Mobility’s Code of Business Conduct applies to all directors and Motorola Mobility employees worldwide, without exception, and describes employee responsibilities to the various stakeholders involved in our business. The Code goes beyond the legal minimums by including the values we share as directors and employees of Motorola Mobility. The Code places special responsibility on managers and prohibits retaliation for reporting issues.

Item 11: Executive Compensation

The response to this Item incorporates by reference the information under the captions “How Are the Directors Compensated?,” “Compensation Discussion and Analysis,” “Report of the Compensation and Leadership Committee on Executive Compensation,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2010,” “Outstanding Equity Awards at 2010 Fiscal Year-End,” “Option Exercises and Stock Vested for 2010,” “Pension Benefits in 2010,” “Nonqualified Deferred Compensation in 2010,” “Employment Contracts,” and “Termination of Employment and Change in Control Arrangements” of Motorola Mobility’s Proxy Statement.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this Item incorporates by reference the information under the captions “Equity Compensation Plan Information” and “Ownership of Securities” of Motorola Mobility’s Proxy Statement.

Item 13: Certain Relationships and Related Transactions, and Director Independence

The response to this Item incorporates by reference the relevant information under the caption “Certain Relationships and Related Person Transactions” and “Which Directors Are Independent” of Motorola Mobility’s Proxy Statement.

Item 14: Principal Accounting Fees and Services

The response to this Item incorporates by reference the information under the caption “Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies” of Motorola Mobility’s Proxy Statement.

PART IV

Item 15: Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

See Part II, Item 8 hereof.

2.	Financial Statement Schedule and Independent Auditors’ Report

All schedules omitted are inapplicable or the information required is shown in the combined financial statements or notes thereto.

3.	Exhibits

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated herein by this reference. Exhibit numbers 10.10 through 10.54, listed in the attached Exhibit Index, are management contracts or compensatory plans or arrangements required to be filed as exhibits to this form by Item 15(b) hereof.

(b)	Exhibits:

See Item 15(a)3 above.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Motorola Mobility Holdings, Inc.:

We consent to incorporation by reference in the registration statements on Form S-8 (Nos. 333-171475 and 333-171476) of Motorola Mobility Holdings, Inc. of our report dated February 18, 2011, with respect to the combined balance sheets of Motorola Mobility Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related combined statements of operations, business equity and cash flows for each of the years in the three-year period ended December 31, 2010, which report appears in the December 31, 2010, annual report on Form 10-K of Motorola Mobility Holdings, Inc.

Our report on the combined financial statements refers to the adoption of revenue recognition guidance for multiple-deliverable revenue arrangements and certain revenue arrangements that include software elements in 2010.

Chicago, Illinois

February 18, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Motorola Mobility Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTOROLA MOBILITY HOLDINGS, INC.

By:	/S/ SANJAY K. JHA
Sanjay K. Jha Chairman of the Board and Chief Executive Officer

February 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Motorola Mobility Holdings, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SANJAY K. JHA Sanjay K. Jha	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 18, 2011

/S/ MARC E. ROTHMAN Marc E. Rothman	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2011

/S/ MARK R. VALENTINE Mark R. Valentine	Vice President and Controller (Principal Accounting Officer)	February 18, 2011

/S/ JON E. BARFIELD Jon E. Barfield	Director	February 18, 2011

/S/ WILLIAM R. HAMBRECHT William R. Hambrecht	Director	February 18, 2011

/S/ JEANNE P. JACKSON Jeanne P. Jackson	Director	February 18, 2011

/S/ KEITH A. MEISTER Keith A. Meister	Director	February 18, 2011

/S/ THOMAS J. MEREDITH Thomas J. Meredith	Director	February 18, 2011

/S/ DANIEL A. NINIVAGGI Daniel A. Ninivaggi	Director	February 18, 2011

/S/ JAMES R. STENGEL James R. Stengel	Director	February 18, 2011

/S/ ANTHONY J. VINCIQUERRA Anthony J. Vinciquerra	Director	February 18, 2011

/S/ ANDREW J. VITERBI Andrew J. Viterbi	Director	February 18, 2011

EXHIBIT INDEX

Exhibit No.	Exhibit

*3.1 (a)	Restated Certificate of Incorporation of Motorola Mobility Holdings, Inc.

3.1 (b)	Certificate of Amendment to the Restated Certificate of Incorporation of Motorola Mobility Holdings, Inc., effective December 15, 2010, as filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.1 of the Motorola Mobility Report on Form 8-K filed on December 17, 2010 (File No. 1-34805)).

*3.2	Motorola Mobility Holdings, Inc. Restated Bylaws as of November 30, 2010.

10.1	Amended and Restated Master Separation and Distribution Agreement among Motorola Mobility Holdings, Inc. (f/k/a Motorola SpinCo Holdings Corporation), Motorola Mobility, Inc. and Motorola, Inc. effective as of July 31, 2010 (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Form 10 Registration Statement filed on August 31, 2010 by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation) (File No. 1-34805)).

10.2	Amended and Restated Intellectual Property Assignment Agreement between Motorola Mobility, Inc. and Motorola, Inc. effective as of July 31, 2010 (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Form 10 Registration Statement filed on August 31, 2010 by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation) (File No. 1-34805)).

10.3	Amended and Restated Intellectual Property License Agreement between Motorola Mobility, Inc. and Motorola, Inc. effective as of July 31, 2010 (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Form 10 Registration Statement filed on August 31, 2010 by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation (File No. 1-34805)).

10.4	Amended and Restated Exclusive License Agreement between Motorola Trademark Holdings, LLC and Motorola, Inc. effective as of July 30, 2010 (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to the Form 10 Registration Statement filed on November 12, 2010 by Motorola Mobility Holdings, Inc. (File No. 1-34805)).

10.5	Tax Sharing Agreement among Motorola Mobility Holdings, Inc. (f/k/a Motorola SpinCo Holdings Corporation), Motorola Mobility, Inc. and Motorola, Inc. effective as of July 31, 2010 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Form 10 Registration Statement filed on August 31, 2010 by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation) (File No. 1-34805)).

*10.6	Transition Services Agreement – Motorola Mobility Provided Services among Motorola Mobility Holdings, Inc. (f/k/a/ Motorola SpinCo Holdings Corporation), Motorola Mobility, Inc. and Motorola, Inc. dated as of January 3, 2011.

*10.7	Transition Services Agreement – Motorola Solutions Provided Services among Motorola Mobility Holdings, Inc. (f/k/a/ Motorola SpinCo Holdings Corporation), Motorola Mobility, Inc. and Motorola, Inc. dated as of January 3, 2011.

10.8	Amended and Restated Employee Matters Agreement among Motorola Mobility Holdings, Inc. (f/k/a Motorola SpinCo Holdings Corporation), Motorola Mobility, Inc. and Motorola, Inc. effective as of July 31, 2010 (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Form 10 Registration Statement filed on October 8, 2010 by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation) (File No. 1-34805)).

*10.9	SpinCo Contribution Agreement by and between Motorola, Inc. and Motorola Mobility Holdings, Inc. effective as of January 3, 2011.

10.10	Motorola Mobility Holdings, Inc. 2011 Incentive Compensation Plan (incorporated by reference to Exhibit 4.4 to Motorola Mobility Holdings , Inc. Registration Statement No. 333-171476 on Form S-8 filed on December 30, 2010).

*10.11	Form of Motorola Mobility Holdings, Inc. Global Award Agreement for the Motorola Mobility Holdings, Inc. 2011 Incentive Compensation Plan-Terms and Conditions Related to Non-Qualified Employee Stock Options.

Exhibit No.	Exhibit

*10.12	Form of Motorola Mobility Holdings, Inc. Stock Option Consideration Agreement for grants on or after January 28, 2011.

*10.13	Form of Motorola Mobility Holdings, Inc. Restricted Stock Unit Global Award Agreement for the Motorola Mobility Holdings, Inc. 2011 Incentive Compensation Plan for Appointed Vice Presidents and Elected Officers.

*10.14	Form of Motorola Mobility Holdings, Inc. 2011 Incentive Compensation Plan Non-Employee Director Restricted Stock Unit Award Agreement.

*10.15	Form of Motorola Mobility Holdings, Inc. Award Agreement for the Motorola Mobility Holdings, Inc. 2011 Incentive Compensation Plan-Terms and Conditions Related to Non-Employee Director Stock Options.

*10.16	Form of Motorola Mobility Holdings, Inc. 2011 Incentive Compensation Plan Non-Employee Director Restricted Stock Unit Award Agreement (in lieu of cash compensation).

10.17	Motorola Mobility Holdings, Inc. Legacy Incentive Plan (incorporated by reference to Exhibit No. 4.3 to Motorola Mobility Holdings, Inc. Registration Statement No. 333-171476 on Form S-8 filed on December 30, 2010).

*10.18	Form of Motorola Mobility Substitute Award Agreement for the Motorola Mobility Holdings, Inc. Legacy Incentive Plan-Terms and Conditions Related to Employee Nonqualified Stock Options for Motorola, Inc. stock option grants from August 1, 2009 to January 3, 2011 under the Motorola Omnibus Incentive Plan of 2006.

*10.19	Form of Motorola Mobility Substitute Award Agreement for the Motorola Mobility Holdings, Inc. Legacy Incentive Plan-Terms and Conditions Related to Employee Nonqualified Stock Options for Motorola, Inc. stock option grants in June 2009 under the Motorola Omnibus Incentive Plan of 2006.

*10.20	Form of Motorola Mobility Substitute Award Agreement for the Motorola Mobility Holdings, Inc. Legacy Incentive Plan-Terms and Conditions Related to Employee Nonqualified Stock Options for Motorola, Inc. stock option grants from May 2008 and May 2009 under the Motorola Omnibus Incentive Plan of 2006.

*10.21	Form of Motorola Mobility Substitute Award Agreement for the Motorola Mobility Holdings, Inc. Legacy Incentive Plan-Terms and Conditions Related to Employee Nonqualified Stock Options for Motorola, Inc. stock option grants in January 2009 under the Motorola Omnibus Incentive Plan of 2006.

*10.22	Form of Motorola Mobility Substitute Award Agreement for the Motorola Mobility Holdings, Inc. Legacy Incentive Plan-Terms and Conditions Related to Employee Nonqualified Stock Options for Motorola, Inc. stock option grants in 2003 under the Motorola Omnibus Incentive Plan of 2000.

*10.23	Form of Motorola Mobility Restricted Stock Unit Substitute Award Agreement for grants from August 2009 to January 3, 2011 under the Motorola Omnibus Incentive Plan of 2006.

*10.24	Form of Motorola Mobility Restricted Stock Unit Substitute Award Agreement for grants from May 2009 to August 2009 under the Motorola Omnibus Incentive Plan of 2006.

*10.25	Form of Motorola Mobility Restricted Stock Unit Substitute Award Agreement for grants in June 2008 under the Motorola Omnibus Incentive Plan of 2006.

*10.26	Form of Motorola Mobility Restricted Stock Unit Substitute Award Agreement for grants in May 2008 under the Motorola Omnibus Incentive Plan of 2006.

*10.27	Form of Motorola Mobility Restricted Stock Unit Substitute Award Agreement for grants in May and July 2007 under the Motorola Omnibus Incentive Plan of 2006.

*10.28	Form of Motorola Mobility Restricted Stock Unit Substitute Award Agreement for grants in May 2006 under the Motorola Omnibus Incentive Plan of 2006.

Exhibit No.	Exhibit

*10.29	Form of Motorola Mobility Stock Consideration Agreement for grants from May 2006 to January 3, 2011.

*10.30	Form of Motorola Mobility Stock Consideration Agreement for grants in May 2003.

10.31	Form of Deferred Stock Units Agreement between Motorola, Inc. and its non-employee directors, relating to the deferred stock units issued in lieu of cash compensation to directors under the Motorola Omnibus Incentive Plan of 2006 or any successor plan, for acquisitions from February 11, 2007 to January 3, 2011 (incorporated by reference to Exhibit 10.8 to Motorola Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-27221)).

10.32	Form of Deferred Stock Units Award between Motorola, Inc. and its non-employee directors under the Motorola Omnibus Incentive Plan of 2006 or any successor plan for grants from February 11, 2007 to January 3, 2011 (incorporated by reference to Exhibit 10.9 to Motorola Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-27221)).

*10.33	Form of Motorola Mobility Substitute Award Agreement for the Motorola Mobility Holdings, Inc. Legacy Incentive Plan-Terms and Conditions Related to Non-Employee Director Nonqualified Stock Options granted under the Motorola Omnibus Incentive Plan of 2002.

*10.34	Motorola Mobility Substitute Award Agreement for the Motorola Mobility Holdings, Inc. Legacy Incentive Plan-Terms and Conditions Related to Employee Nonqualified Stock Options for a grant made on April 2, 2007 by Motorola, Inc. to Thomas J. Meredith under the Motorola Omnibus Incentive Plan of 2006.

*10.35	Form of Motorola Mobility Substitute Award Agreement for the Motorola Mobility Holdings, Inc. Legacy Incentive Plan-Terms and Conditions Related to Employee Nonqualified Stock Options for grants by Motorola, Inc. to Thomas J. Meredith under the Motorola Omnibus Incentive Plan of 2006.

*10.36	Form of Motorola Mobility Holdings, Inc. Restricted Stock Unit Substitute Award Agreement under the Motorola Mobility Holdings, Inc. Legacy Incentive Plan for grants by Motorola, Inc. to Thomas J. Meredith under the Motorola Omnibus Incentive Plan of 2006.

10.37	2009 Motorola Incentive Plan (incorporated by reference to Exhibit 10.1 to Motorola Inc.’s Report on Form 8-K filed on March 23, 2009 (File No. 1-7221)).

10.38	Motorola Long Range Incentive Plan (LRIP) of 2006 (as amended and restated as of July 28, 2008) (incorporated by reference to Exhibit 10.37 to Motorola, Inc.'s Report on Form 10-Q the fiscal quarter ended September 27, 2008 (File No. 1-7221)).

10.39	Motorola Long Range Incentive Plan (LRIP) of 2009 (as Amended and Restated as of July 26, 2010) (incorporated by reference to Exhibit 10.1 to Motorola, Inc.’s Report on Form 8-K filed on July 30, 2010 (File No. 1-7221)).

10.40	Arrangement for directors’ fees and retirement plan for non-employee directors (description incorporated by reference from the information under the caption “How Are the Directors Compensated?” of Motorola Mobility’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2011 (“Motorola Mobility Proxy Statement”)).

10.41	Description of insurance covering non-employee directors and their spouses (incorporated by reference from the information under the caption “Director Insurance Coverage” of the Motorola Mobility Proxy Statement).

10.42	Employment Agreement between Motorola, Inc. and Dr. Sanjay K. Jha effective as of August 4, 2008, as amended on December 15, 2008 and February 11, 2010 (“Jha Employment Agreement”) (incorporated by reference to Exhibit 10.8 of Amendment No. 3 to the Form 10 Registration Statement filed by Motorola Mobility Holdings, Inc. on November 12, 2010 (File No.1-34805)).

*10.43	Form of Motorola Mobility Substitute Award Agreement for the Motorola Mobility Holdings, Inc. Legacy Incentive Plan-Terms and Conditions Related to Employee Non-Qualified Stock Options for grants made by Motorola, Inc. to Sanjay Jha under the Motorola Omnibus Incentive Plan of 2006 and the New York Stock Exchange inducement grant exception pursuant to the terms of the Jha Employment Agreement.

Exhibit No.	Exhibit

*10.44	Form of Motorola Mobility Holdings, Inc. Restricted Stock Unit Substitute Award Agreement under the Motorola Mobility Holdings, Inc. Legacy Incentive Plan pursuant to the terms of Jha Employment Agreement for make-whole grants made on August 4, 2008 by Motorola, Inc. to Sanjay Jha under the New York Stock Exchange inducement grant exception and the Motorola Omnibus Incentive Plan of 2006, as amended.

*10.45	Motorola Mobility Holdings, Inc. Restricted Stock Unit Substitute Award Agreement under the Motorola Mobility Holdings, Inc. Legacy Incentive Plan for inducement grants made on August 4, 2008 by Motorola, Inc. to Sanjay Jha under the New York Stock Exchange inducement grant exception pursuant to the terms of the Jha Employment Agreement.

*10.46	Motorola Mobility Holdings, Inc. Stock Consideration Agreement for Sanjay Jha pursuant to the terms of the Jha Employment Agreement for August 4, 2008 make-whole grants.

*10.47	Motorola Mobility Holdings, Inc. Stock Consideration Agreement pursuant to the terms of the Jha Employment Agreement for August 4, 2008 inducement grants.

*10.48	Motorola Mobility Holdings, Inc. Global Award Agreement for the Motorola Mobility Holdings, Inc. 2011 Incentive Compensation Plan-Terms and Conditions Related to Non-Qualified Employee Stock Options for Dr. Sanjay Jha pursuant to the terms of the Jha Employment Agreement.

*10.49	Motorola Mobility Holdings, Inc. Stock Option Consideration Agreement for Dr. Sanjay Jha for grants on or after January 28, 2011 pursuant to the terms of the Jha Employment Agreement.

*10.50	Motorola Mobility Holdings, Inc. Restricted Stock Agreement for Dr. Sanjay Jha granted under the Motorola Mobility Holdings, Inc. 2011 Incentive Compensation Plan pursuant to the terms of the Jha Employment Agreement.

10.51	Employment Offer Letter between Motorola, Inc., and Daniel M. Moloney, effective as of July 30, 2010 (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Form 10 Registration Statement filed by Motorola Mobility Holdings, Inc. on August 31, 2010 (formerly Motorola SpinCo Holdings Corporation) (File No. 1-34805)).

10.52	Employment Offer Letter between Motorola, Inc. and William G. Ogle effective as of July 6, 2009 (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Form 10 Registration Statement filed by Motorola Mobility Holdings, Inc. on August 31, 2010 (formerly Motorola SpinCo Holdings Corporation) (File No. 1-34805)).

*10.53	Form of Aircraft Time Sharing Agreement by and between Motorola Mobility, Inc. and Sanjay K. Jha.

*10.54	Motorola Mobility Domestic Relocation Policy.

**10.55	Mobile Application Distribution Agreement between Motorola, Inc. And Google Inc. dated as of June 8, 2009 (incorporated by reference to Exhibit 10.12 of Amendment No. 4 to the Form 10 Registration Statement filed by Motorola Mobility Holdings, Inc. on November 30, 2010 ) (File No. 1-34805)).

**10.56	Term Sheet for Subscriber Units and Services Agreement between Nextel Communications, Inc. and Motorola, Inc. dated as of December 31, 2003 (incorporated by reference to Exhibit 10.13 of Amendment No. 4 to the Form 10 Registration Statement filed by Motorola Mobility Holdings, Inc. on November 30, 2010 ) (File No. 1-34805)).

**10.57	Amendment Twenty-Seven to the Term Sheet for Subscriber Units and Services Agreement between Nextel Communications, Inc. and Motorola, Inc., effective January 1, 2010 (incorporated by reference to Exhibit 10.14 of Amendment No. 4 to the Form 10 Registration Statement filed by Motorola Mobility Holdings, Inc. on November 30, 2010 ) (File No. 1-34805)).

**10.58	Corporate Supply Agreement between Broadcom Corporation and Motorola, Inc. dated as of November 17, 2008 (incorporated by reference to Exhibit 10.17 of Amendment No. 4 to the Form 10 Registration Statement filed by Motorola Mobility Holdings, Inc. on November 30, 2010 ) (File No. 1-34805)).

Exhibit No.	Exhibit

*21	Subsidiaries of Motorola Mobility Holdings, Inc.

23	Consent of Independent Registered Public Accounting Firm, see page 116 of the Annual Report on Form 10-K of which this Exhibit Index is a part.

*31.1	Certification of Dr. Sanjay K. Jha pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Marc E. Rothman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Dr. Sanjay K. Jha pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Marc E. Rothman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	An application for confidential treatment for selected portions of this agreement has been filed with the Securities and Exchange Commission.