Form 10-Q
period 2011-04-02
Motorola Mobility Holdings, Inc
filed 2011-04-29
CIK 1495569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended April 2, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34805

MOTOROLA MOBILITY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State of Incorporation)	27-2780868 (I.R.S. Employer Identification No.)

600 N. U.S. Highway 45 Libertyville, Illinois 60048 (Address of principal executive offices)	60048 (Zip Code)

Registrant’s telephone number, including area code:

(847) 523-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on April 2, 2010:

Class	Number of Shares
Common Stock; $.01 Par Value	294,984,885

Part I—Financial Information

Motorola Mobility Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	April 2, 2011	April 3, 2010
Net revenues	$3,032	$2,480
Costs of sales	2,277	1,885
Gross margin	755	595
Selling, general and administrative expenses	417	371
Research and development expenditures	357	367
Other charges	17	29
Operating loss	(36)	(172)
Other income (expense):
Interest income (expense), net	2	(11)
Other, net	(17)	(16)
Total other expense	(15)	(27)
Loss before income taxes	(51)	(199)
Income tax expense	30	12
Net loss	(81)	(211)
Less: Earnings attributable to non-controlling interests	—	1
Net loss attributable to Motorola Mobility Holdings, Inc.	$(81)	$(212)
Loss per common share (Note 3):
Basic	$(0.27)	$(0.72)
Diluted	$(0.27)	N/A
Weighted average common shares outstanding:
Basic	294.7	294.3
Diluted	294.7	N/A

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Mobility Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In millions)	April 2, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$3,116	$—
Accounts receivable, net	1,551	1,571
Inventories, net	859	843
Deferred income taxes	114	110
Other current assets	561	595

Total current assets	6,201	3,119

Cash deposits	168	—
Property, plant and equipment, net	810	806
Investments	143	137
Deferred income taxes	58	49
Goodwill	1,397	1,396
Other assets	652	697

Total assets	$9,429	$6,204
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,580	$1,731
Accrued liabilities	2,250	2,115

Total current liabilities	3,830	3,846

Other liabilities	670	603
Stockholders’ Equity
Common stock: $.01 par value;	3	—
Authorized shares: 900.0
Issued shares: 295.0
Outstanding shares: 295.0
Additional paid-in capital	5,016	—
Accumulated other comprehensive loss	(9)	(345)
Retained earnings (accumulated deficit)	(81)	—
Owner’s net investment, prior to Separation	—	2,077

Total Motorola Mobility Holdings, Inc. stockholders’ equity	4,929	1,732
Non-controlling interests	—	23

Total stockholders’ equity	4,929	1,755

Total liabilities and stockholders’ equity	$9,429	$6,204

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Mobility Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

			Accumulated Other Comprehensive Income (Loss)
(In millions)	Shares	Common Stock and Additional Paid-in Capital	Fair Value Adjustment to Available for Sale Securities, Net of Tax	Foreign Currency Translation Adjustments, Net of Tax	Retirement Benefits Adjustments, Net of Tax	Retained Earnings (Accumulated Deficit)	Owner’s Net Investment, Prior to Separation	Non-Controlling Interests	Comprehensive Earnings (Loss)
Balances at December 31, 2010	—	$—	$14	$(349)	$(10)	$—	$2,077	$23
Capital contribution from Former Parent							3,200
Separation-related adjustments			(5)	346	(4)		(311)	(23)
Reclassification of Owner’s Net Investment to Common Stock and Additional Paid-in Capital in connection with Separation	294.3	4,966					(4,966)
Net loss						(81)			(81)
Net unrealized loss on securities, net of tax of $(1)			(3)						(3)
Foreign currency translation adjustments				2					2
Stock options exercised	0.7	13
Share-based compensation expense		40
Balances at April 2, 2011	295.0	$5,019	$6	$(1)	$(14)	$(81)	$—	$—	$(82)

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Mobility Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
(In millions)	April 2, 2011	April 3, 2010
Operating
Net loss attributable to Motorola Mobility Holdings, Inc.	$(81)	$(212)
Earnings attributable to non-controlling interests	—	1

Net loss	(81)	(211)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	54	49
Share-based compensation expense	40	38
Non-cash other charges (income)	(1)	1
Deferred income taxes	(11)	(7)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	21	148
Inventories	(16)	105
Other current assets	22	70
Accounts payable and accrued liabilities	1	(201)
Other assets and liabilities	78	34

Net cash provided by operating activities	107	26
Investing
Acquisitions and investments, net	(11)	(20)
Capital expenditures	(50)	(19)
Other, net	—	4

Net cash used for investing activities	(61)	(35)
Financing
Issuance of common stock	16	—
Capital contribution from Former Parent, net of cash deposits of $168	3,032	—
Other, net	15	—
Net transfers to Former Parent	—	(51)

Net cash provided by (used for) financing activities	3,063	(51)
Effect of exchange rate changes on cash and cash equivalents	7	60
Net increase in cash and cash equivalents	3,116	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$3,116	$—
Cash Flow Information
Cash paid during the period for:
Interest, net	$1	N/A
Income taxes, net of refunds	19	N/A

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Mobility Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in millions, except as noted)

(Unaudited)

1.	Background and Basis of Presentation

Background

Motorola Mobility Holdings, Inc. (“Motorola Mobility” or “the Company”) is a provider of innovative technologies, products and services that enable a broad range of mobile and wireline, digital communication, information and entertainment experiences. The Company’s integrated products and platforms deliver rich multimedia content, such as voice, video, messaging and Internet-based applications and services to multiple screens, such as mobile devices, televisions and personal computers (“multi screens”). Our product portfolio primarily includes mobile devices, wireless accessories, set-top boxes and video distribution systems, and wireline broadband infrastructure products and associated customer premises equipment. We are focused on developing differentiated, innovative products to meet the expanding needs of consumers to communicate, to collaborate and to discover, consume, create and share content at a time and place of their choosing on multiple devices.

On January 4, 2011 (the “Distribution Date”), the separation of Motorola Mobility from Motorola, Inc., which effective January 4, 2011 changed its name to Motorola Solutions, Inc. (hereinafter, the “Former Parent”) (the “Separation”), was completed. Motorola Mobility is now an independent public company trading under the symbol “MMI” on the New York Stock Exchange. On January 4, 2011, Former Parent stockholders of record as of the close of business on December 21, 2010 (the “Record Date”) received one (1) share of Motorola Mobility common stock for each eight (8) shares of Motorola, Inc. common stock held as of the Record Date (the “Distribution”). Motorola Mobility did not issue fractional shares of its common stock in the Distribution. Fractional shares that Former Parent stockholders would otherwise have been entitled to receive were aggregated and sold in the public market by the distribution agent and aggregate net cash proceeds of these sales were distributed ratably to those stockholders who would otherwise have been entitled to receive fractional shares.

At the time of the Distribution, the Former Parent contributed $3.2 billion in cash, cash equivalents and cash deposits to the Company (the “Distribution Date Contribution”).

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and all controlled subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements as of April 2, 2011 and December 31, 2010 and for the three months ended April 2, 2011 and April 3, 2010 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the combined financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010. The results of operations for the three months ended April 2, 2011 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior period financial statements and related notes have been reclassified to conform to the 2011 presentation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Prior to Separation, the historical financial statements were derived from the consolidated financial statements and accounting records of the Former Parent principally representing the Mobile Devices and Home business segments, using the historical results of operations and historical basis of assets and liabilities of the Company’s businesses. The historical financial statements also include allocations of certain Former Parent general corporate expenses. Management believes the assumptions and methodologies underlying the allocation of general corporate expenses to the historical results of operations were reasonable. However, such expenses may not be indicative of the actual level of expenses that would have been incurred by the Company if it had operated as an independent, publicly traded company or of the costs expected to be incurred in the future. As such, the results of operations prior to Separation, included herein, may not necessarily reflect the Company’s results of operations, financial position or cash flows in the future or what its results of operations, financial position or cash flows would have been had the Company been an independent, publicly traded company during the historical periods presented. Because a direct ownership relationship did not exist among all the various worldwide entities comprising the Company, the Former Parent’s net investment in the Company is presented as Owner’s net investment, rather than stockholders’ equity, in the combined balance sheets for periods prior to the Separation. Transactions between the Mobile Devices and Home business segments and other Former Parent businesses have been identified in the historical financial statements as transactions between related parties for periods prior to the Separation.

The following table presents the expense (income) allocations reflected in the Company’s statements of operations:

Three Months Ended	April 3, 2010
Leveraged services expenses	$ 129

Employee benefits and incentives	79

Basic research	3

Interest expense (income), net	11

$ 222

The Company and the Former Parent considered these leveraged services expenses, employee benefits and incentives, basic research and interest expense (income) allocations to be a reasonable reflection of the services provided to the Company by the Former Parent. For the three months ended April 2, 2011, there are no allocations from the Former Parent in the statement of operations.

The Former Parent used a worldwide centralized approach to cash management and the financing of its operations with all related activity between the Company and the Former Parent reflected as equity transactions in Owner’s net investment in the Company’s historical balance sheets for periods prior to Separation. Types of intercompany transactions between the Company and the Former Parent prior to Separation included: (i) cash receipts from the Company’s businesses, which were transferred to the Former Parent on a regular basis, (ii) cash injections from the Former Parent used to fund operations, capital expenditures, or acquisitions, (iii) charges (benefits) for income taxes, and (iv) allocations of the Former Parent’s corporate expenses, as discussed above.

Prior to Separation, the historical financial statements included a manufacturing joint venture that primarily benefited the Company. Activity in the joint venture for the benefit of the Company began to wind down prior to Separation. Upon Separation, the Company did not retain any ownership in the joint venture and the Company is no longer receiving any manufactured goods from the joint venture. As such, after Separation, the joint venture is no longer included in the consolidated financial statements of the Company. In addition, because the historical financial statements were derived from the Former Parent’s accounting records, included in the Separation-related adjustments are adjustments to foreign currency translation adjustments, net of tax, in Accumulated other comprehensive loss, to reflect the appropriate opening balances related to the Company’s legal entities at Separation.

For purposes of the Company’s historical financial statements, income tax expense and deferred income tax balances were recorded as if the Company filed tax returns on a separate return basis (“hypothetical carve-out basis”) from the Former Parent. The Company’s historical income tax balances reflected tax losses and tax credits generated by the Company while divisions within the Former Parent’s legal entities which were available for use by the Former Parent’s other businesses. Additionally, as part of the Separation, the Former Parent entered into taxable transactions when separating the Company’s non-U.S. assets and liabilities into separate non-U.S. subsidiaries of the Company. As a result of these taxable transactions and the use of certain tax losses and credits by the Former Parent, the Company’s income tax balances, as presented on the hypothetical carve-out basis, at December 31, 2010 were adjusted after the Separation to reflect the Company’s post-Separation income tax positions, including unrecognized tax benefits, tax loss and credit carry forwards, other deferred tax assets and valuation allowances. The adjustment resulted in a decrease in the hypothetical carve-out income tax balances with an offsetting $32 million increase in Stockholders’ Equity (see note 5, “Income Taxes”).

2.	Relationship with the Former Parent

In connection with the Separation, the Company entered into a series of agreements with the Former Parent which are intended to govern the relationship between the Company and the Former Parent going forward. These agreements include a Master Separation and Distribution Agreement, intellectual property agreements, a trademark license agreement, a tax sharing agreement and an employee matters agreement. The Company also entered into other related agreements with the Former Parent including transition services agreements. During the three months ended April 2, 2011, the net expense to the Company related to these agreements was not material. See note 10, “Commitments and Contingencies”, regarding indemnifications to and from the Former Parent.

3.	Other Financial Data

Statement of Operations Information

Other Charges

Other charges included in Operating loss consist of the following:

Three Months Ended	April 2, 2011	April 3, 2010
Other charges:
Intangible asset amortization	$16	$13
Intangible asset impairment	4	—
Reorganization of businesses	(3)	16

	$17	$29

Other Income (Expense)

Interest income (expense), net, and Other, net, both included in Other income (expense), consist of the following:

Three Months Ended	April 2, 2011	April 3, 2010
Interest income (expense), net:
Interest income	$4	$5
Interest expense	(2)	(16)

	$2	$(11)

Other, net:
Foreign currency costs	(12)	(9)
Investment impairments	—	(7)
Other	(5)	—

	$(17)	$(16)

Loss Per Common Share

The computation of basic and diluted loss per common share attributable to Motorola Mobility Holdings, Inc. common stockholders is as follows:

	Amounts attributable to Motorola Mobility Holdings, Inc. common stockholders
Three Months Ended	April 2, 2011	April 3, 2010
Basic loss per common share:
Net loss	$(81)	$(212)
Weighted average common shares outstanding	294.7	294.3

Per share amount	$(0.27)	$(0.72)

Diluted loss per common share:
Net loss	$(81)	N/A

Weighted average common shares outstanding	294.7	N/A

Add effect of dilutive securities:
Share-based awards and other	—	N/A

Diluted weighted average common shares outstanding	294.7	N/A

Per share amount	$(0.27)	N/A

For the three months ended April 2, 2011, the Company was in a net loss position and, accordingly, the assumed exercise of 1.3 million stock options and the assumed vesting of 2.7 million restricted stock units were excluded from diluted weighted average shares outstanding because their inclusion would have been antidilutive.

The computation of basic loss per common share for all periods through December 31, 2010, is calculated using the number of shares of Motorola Mobility common stock outstanding on January 4, 2011, following the Distribution. No measure of diluted loss per common share is presented since there were no actual shares outstanding prior to Separation.

Balance Sheet Information

Cash and Cash Equivalents and Cash Deposits

The Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $3.1 billion at April 2, 2011. In addition, the Company also had $168 million of cash deposits, primarily related to various legal disputes, which are included in Cash deposits in the Company’s condensed consolidated balance sheet at April 2, 2011. Prior to Separation, the Company participated in the Former Parent’s cash management program. As a result, the Company has recorded no cash, cash equivalents or cash deposits on its balance sheet prior to Separation.

Accounts Receivable

Accounts receivable, net, consists of the following:

	April 2, 2011	December 31, 2010
Accounts receivable	$1,599	$1,620
Less allowance for doubtful accounts	(48)	(49)

	$1,551	$1,571

Inventories

Inventories, net, consists of the following:

	April 2, 2011	December 31, 2010
Finished goods	$514	$508
Work-in-process and production materials	691	724

	1,205	1,232
Less inventory reserves	(346)	(389)

	$859	$843

Other Current Assets

Other current assets consists of the following:

	April 2, 2011	December 31, 2010
Contractor receivables	$232	$239
Deferred costs	137	163
Tax refunds receivable	65	103
Royalty license arrangements	51	44
Other	76	46

	$561	$595

Property, Plant and Equipment

Property, plant and equipment, net, consists of the following:

	April 2, 2011	December 31, 2010
Land	$44	$44
Building	704	716
Machinery and equipment	1,707	1,665

	2,455	2,425
Less accumulated depreciation	(1,645)	(1,619)

	$810	$806

Depreciation expense for the three months ended April 2, 2011 and April 3, 2010 was $38 million and $36 million, respectively.

Investments

Investments consists of the following:

April 2, 2011	Recorded Value	Less
		Unrealized Gains	Unrealized Losses	Cost Basis
Available-for-sale securities:
Common stock and equivalents	$16	$10	$—	$6
Other securities, at cost	93	—	—	93
Equity method investments	34	—	—	34

	$143	$10	$—	$133

December 31, 2010	Recorded Value	Less
		Unrealized Gains	Unrealized Losses	Cost Basis
Available-for-sale securities:
Common stock and equivalents	$21	$14	$—	$7
Other securities, at cost	89	—	—	89
Equity method investments	27	—	—	27

	$137	$14	$—	$123

During the three months ended April 2, 2011, investment impairment charges recorded by the Company were de minimis. During the three months ended April 3, 2010, the Company recorded investment impairment charges of $7 million, representing other-than-temporary declines in the value of the Company’s investment portfolio, primarily related to other securities recorded at cost. Investment impairment charges are included in Other within Other income (expense) in the Company’s condensed consolidated statements of operations.

Other Assets

Other assets consists of the following:

	April 2, 2011	December 31, 2010
Royalty license arrangements	$225	$228
Intangible assets, net of accumulated amortization of $630 and $614	186	205
Deferred costs	162	180
Value-added tax refunds receivable	45	48
Other	34	36

	$652	$697

Accrued Liabilities

Accrued liabilities consists of the following:

	April 2, 2011	December 31, 2010
Deferred revenue	$337	$325
Customer reserves	312	256
Compensation	260	246
Warranty reserves	232	206
Royalty license arrangements	217	211
Contractor payables	183	179
Tax liabilities	109	140
Other	600	552

	$2,250	$2,115

Other Liabilities

Other liabilities consists of the following:

	April 2, 2011	December 31, 2010
Deferred revenue	$234	$224
Facility financing obligation	97	96
Defined benefit pension plans	95	93
Deferred income taxes	80	79
Unrecognized tax benefits	6	18
Other	158	93

	$670	$603

4.	Risk Management

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

As of April 2, 2011 and December 31, 2010, the Company had outstanding foreign exchange contracts with notional values totaling $722 million and $608 million, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company’s condensed consolidated statements of operations.

The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of April 2, 2011 and the corresponding positions as of December 31, 2010:

	Notional Amount
Net Buy (Sell) by Currency	April 2, 2011	December 31, 2010
Brazilian Real	$(369)	$(394)
Euro	(58)	(54)
Korean Won	(40)	(30)
Indian Rupee	(35)	(43)
Chinese RMB	123	14

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

Fair Value of Financial Instruments

The Company’s financial instruments include short-term investments, accounts receivable, accounts payable, accrued liabilities, derivative financial instruments and other financing commitments. The Company’s available-for-sale investment portfolios and derivative financial instruments are recorded in the Company’s condensed consolidated balance sheets at fair value. All other financial instruments are carried at cost, which is not materially different than the instruments’ fair values.

5.	Income Taxes

Basis of Presentation

For purposes of the Company’s historical financial statements pre-Separation, income tax expense and deferred income tax balances were recorded as if the Company had filed tax returns on a separate return basis (“hypothetical carve-out basis”) from the Former Parent. Post-Separation, income tax expense and deferred income tax balances are recorded in accordance with the Company’s stand-alone income tax positions.

Income Tax Expense

For the three months ended April 2, 2011 and April 3, 2010, the Company recorded income tax expense of $30 million and $12 million, respectively, comprised of taxes on foreign earnings and foreign withholding taxes on royalty and other income. The Company has not recorded a tax benefit on its U.S. losses due to its recent history of cumulative U.S. losses.

Post-Separation Income Tax Adjustments

During the three months ended April 2, 2011, the Company’s income tax balances which had been presented on a hypothetical carve-out basis at December 31, 2010 were adjusted to reflect the Company’s post-Separation stand-alone income tax positions, including those related to unrecognized tax benefits, tax loss and credit carry forwards, other deferred tax assets and valuation allowances. These post-Separation adjustments resulted in a $33 million decrease in income taxes payable and a $1 million decrease in net deferred tax assets including valuation allowances; these decreases were offset by a $32 million increase in additional paid-in capital.

The significant post-Separation changes in the components of net deferred tax assets were as follows:

Decrease in tax loss and credit carry forwards	$(825)
Increase in capitalized items	193
Taxes on undistributed non-U.S. earnings	102
Other	(9)
Decrease in valuation allowance	538

Change in net deferred tax assets	$(1)

Included in the $1 million decrease in net deferred tax assets was: (i) an $825 million decrease related to tax loss and credit carry forwards that will not be available to the Company post-Separation, (ii) a $193 million increase in deferred tax assets related to capitalized research and development (“R&D”) costs that the Company will have available post-Separation, and (iii) a $102 million decrease in the liability for taxes on undistributed non-U.S. earnings. These adjustments, which resulted in a decrease in the Company’s deferred tax assets, were offset by a corresponding decrease in the Company’s valuation allowance.

Following the adjustments discussed above, as of April 2, 2011 the Company’s net deferred tax assets, exclusive of valuation allowances, were $2.4 billion, compared to $2.9 billion as of December 31, 2010. As of April 2, 2011, the valuation allowance against the net deferred tax assets was $2.3 billion, as compared to $2.8 billion as of December 31, 2010.

Included in the net deferred tax assets of $2.4 billion as of April 2, 2011 are: (i) approximately $1.0 billion of deferred tax assets related to capitalized R&D costs that may be amortized for tax purposes through 2019; (ii) approximately $500 million of deferred tax assets related to U.S. and foreign tax loss and credit carry forwards; and (iii) approximately $900 million of deferred taxes related to other temporary differences.

Unrecognized Tax Benefits

The Company had unrecognized tax benefits of $24 million and $101 million, at April 2, 2011 and December 31, 2010, respectively. The decrease in unrecognized tax benefits is primarily attributable to a $76 million decrease relating to post-Separation adjustments, of which $33 million was within income taxes payable and $43 million was related to deferred tax loss and credit carry forwards.

6.	Share-Based Compensation Plans

Upon Separation, all outstanding Former Parent stock options, stock appreciation rights and restricted stock units for the Company’s employees were replaced with awards in the Company using a formula designed to preserve the intrinsic value and fair value of the award immediately prior to Separation. There was no incremental compensation expense to the Company related to the replacement of the Former Parent share-based compensation awards. Any unrecognized compensation expense related to the replaced awards will be recognized by the Company over the remaining vesting period of the awards. During the three months ended April 2, 2011, the Company began to grant share based compensation to employees and non-employee directors under the Company’s incentive plans. During the three months ended April 2, 2011, there was no participation in an employee stock purchase plan.

Stock Options

During the three months ended April 2, 2011, the Company began to grant stock options to acquire shares of common stock to certain employees and non-employee directors. Each stock option granted has an exercise price of no less than 100% of the fair market value of the common stock on the date of the grant. The awards generally have a contractual life of ten years and generally vest over two to four years. Stock options assumed or replaced with comparable stock options in conjunction with a change in control only become exercisable if the holder is also involuntarily terminated (for a reason other than cause) or quits for good reason within 24 months of a change in control.

The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average estimated fair value of employee stock options granted during the three months ended April 2, 2011 was $11.67 using the following weighted-average assumptions:

Three months ended	April 2, 2011
Expected volatility	37.0%

Risk-free interest rate	1.9%

Dividend yield	0.0%

Expected life (years)	6.25

The Company uses the average implied volatility of a peer group for traded options as the expected volatility assumption required in the Black-Scholes model. The selection of the average implied volatility of a peer group approach was based upon the Company not having a trading history on a stand-alone basis coupled with the significant initial volatility of the Company as a new publicly traded Company. The Company believes that implied volatility is more representative of future stock price trends than historical volatility.

The risk-free interest rate assumption is based upon the average daily closing rates during the quarter for U.S. treasury notes that have a life which approximates the expected life of the option. The dividend yield assumption is based on the Company’s future expectation of dividend payouts. The expected life of employee stock options represents the average of the contractual term of the options and the weighted-average vesting period for all option tranches.

The Company has applied forfeiture rates, estimated based on historical data, of 8.3% annualized to the option fair values calculated by the Black-Scholes option pricing model. These estimated forfeiture rates are applied to grants based on their remaining vesting term and may be revised in subsequent periods if actual forfeitures differ from these estimates.

For stock options granted during the three months ended April 2, 2011 that contain market conditions, the Company utilizes Monte Carlo simulations in conjunction with the assumptions noted above to determine the fair value and vesting period for the award.

During the three months ended April 2, 2011, the Company granted 9.6 million stock options. As of April 2, 2011, the Company has 24.1 million stock options and stock appreciation rights outstanding.

Restricted Stock and Restricted Stock Units

During the three months ended April 2, 2011, the Company began to issue restricted stock (“RS”) and restricted stock units (“RSU”). RS and RSU grants consist of shares or the rights to shares of the Company’s common stock which are awarded to employees and non-employee directors. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee. RS and RSUs typically vest over two to four years. Shares of RS and RSUs assumed or replaced with comparable shares of RS or RSUs in conjunction with a change in control will only have the restrictions lapse if the holder is also involuntarily terminated (for a reason other than cause) or quits for good reason within 24 months of a change in control.

During the three months ended April 2, 2011, the Company granted 4.2 million RS and RSUs. As of April 2, 2011, the Company has 11.4 million RS and RSUs outstanding.

Compensation expense related to the Company’s employee stock option, stock appreciation rights, employee stock purchase, restricted stock and restricted stock unit plans was as follows (prior to Separation, compensation expense included the Company’s employees, as well as allocated compensation expense from the Former Parent’s corporate functions):

Three Months Ended	April 2, 2011	April 3, 2010
Share-based compensation expense included in:
Costs of sales	$4	$3
Selling, general and administrative expenses	21	23
Research and development expenditures	15	12

Share-based compensation expense included in Operating loss	40	38
Tax benefit	—	—

Share-based compensation expense, net of tax	$40	$38

7.	Fair Value Measurements

The Company had no non-financial assets or liabilities that are required to be measured at fair value on a recurring basis as of April 2, 2011.

Applicable accounting standards specify a hierarchy of valuation techniques based on whether the inputs to each measurement are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions about current market conditions. The prescribed fair value hierarchy and related valuation methodologies are as follows:

Level 1—Quoted prices for identical instruments in active markets.

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

Level 3—Valuations derived from valuation techniques, in which one or more significant inputs are unobservable.

The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of April 2, 2011 were as follows:

April 2, 2011	Level 1	Level 2	Level 3	Total
Assets:
Common stock and equivalents	$16	$—	$—	$16
Foreign exchange derivative contracts	$—	$2	$—	$2
Liabilities:
Foreign exchange derivative contracts	$—	$15	$—	$15

8.	Sales of Receivables

Prior to Separation, the Former Parent sold accounts receivable generated from its business units to third-parties in transactions that qualified as “true-sales.” Until Separation, the Company’s businesses participated in this activity by transferring certain of their accounts receivable balances to the Former Parent. The Company also has agreements under which the Company sells its accounts receivable directly to a third party in transactions that qualify as “true-sales.”

For the three months ended April 2, 2011 and April 3, 2010, total accounts receivable sold by the Company were $31 million and $71 million, respectively. As of April 2, 2011, there were $30 million of accounts receivable outstanding under these programs for which the Company retained servicing obligations, compared to $43 million at December 31, 2010.

9.	Credit Facilities

On January 4, 2011, the Company entered into a $500 million unsecured three-year credit agreement (the “Credit Agreement”) with a syndicate of lenders. The Credit Agreement provides for a revolving credit facility and a letter of credit facility, is guaranteed by certain of the Company’s subsidiaries, and contains restrictive covenants. The Company may use any borrowings under the Credit Agreement for general corporate purposes. No obligations are outstanding under the Credit Agreement as of April 2, 2011.

10.	Commitments and Contingencies

Legal

The Company is involved in various lawsuits, claims and investigations arising in the normal course of business and relating to the Company’s business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an unfavorable resolution could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations in the periods in which the matters are ultimately resolved.

Tax and Regulatory Proceedings in Brazil

In connection with the Company’s operations in Brazil, Brazilian tax authorities have proposed assessments against the Company’s Brazilian subsidiary relating to various technology transfer taxes, duties, value added taxes and certain other taxes related to the subsidiary’s operations for calendar years 1997 through 2010. As of April 2, 2011, these assessments collectively represent reasonably possible loss contingencies under the applicable accounting standards of up to approximately $550 million, based on the exchange rate in effect at April 2, 2011, including interest and penalties. However, the Company is vigorously disputing these matters, believes it has valid defenses that are supported by the law, and believes that this amount is not a meaningful indicator of liability. These matters are progressing through the multiple levels of administrative and judicial review available in Brazil. Due to the complexities and uncertainty surrounding the administrative and judicial process in Brazil and the nature of the claims asserted, the Company does not expect a final resolution of these matters for several years.

The Company routinely assesses the probability of ultimately incurring a loss in each of these matters and records the Company’s best estimate of the ultimate loss in situations where the Company assesses the likelihood of an ultimate loss as probable. Based on the Company’s assessment of these matters, the Company has recorded accruals on only a small portion of the total exposure. It is, however very difficult to predict the outcome of legal disputes and controversies, including litigation, in Brazil and our ultimate loss may be significantly greater than our current assessments and related accruals.

As of April 2, 2011, the Company had approximately $160 million of cash deposits, including accrued interest, for these matters, which are included in Cash deposits in the Company’s condensed consolidated balance sheet as of April 2, 2011.

Indemnifications

The Company may provide indemnifications for losses associated with indemnification and/or warranty provisions contained in certain commercial and intellectual property agreements. Historically, the Company has not made significant payments under these indemnifications. However, there is an increasing risk in relation to intellectual property indemnities given the current legal climate. In particular, two customers of the Company have made indemnification demands of the Company related to patent infringement claims by TiVo, Inc. against our products.

Furthermore, pursuant to the Master Separation and Distribution Agreement and certain other agreements with the Former Parent, Motorola Mobility agreed to indemnify the Former Parent for certain liabilities, and the Former Parent agreed to indemnify Motorola Mobility for certain liabilities, in each case for uncapped amounts.

Generally, in indemnification cases, payment by the Company is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims. Further, the Company’s obligations under these agreements for indemnification are generally limited in terms of duration and are for amounts not in excess of the contract value, except with respect to certain intellectual property infringement claims. In some instances, the Company may have recourse against third-parties for certain payments made by the Company.

11.	Segment Information

The Company reports financial results for the following business segments:

•

The Mobile Devices segment designs, manufactures, sells and services wireless mobile devices, including smartphones and media tablets, with integrated software and accessory products, and licenses intellectual property.

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

Summarized below are the Company’s net revenues and operating earnings (loss) by segment for the three months ended April 2, 2011 and April 3, 2010:

	Net Revenues		Operating Earnings (Loss)
Three Months Ended	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Mobile Devices	$2,128	$1,642	$(89)	$(192)
Home	904	838	53	20

	$3,032	$2,480

Operating loss			(36)	(172)
Total other expense			(15)	(27)

Loss before income taxes			$(51)	$(199)

12.	Reorganization of Businesses

The Company maintains a formal Involuntary Severance Plan (the “Severance Plan”), which permits the Company to offer eligible employees severance benefits based on years of service and employment grade level in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. Prior to Separation, the Company participated in the Former Parent’s Severance Plan. The Company recognizes termination benefits based on formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management. Exit costs consist of future minimum lease payments on vacated facilities and other contractual terminations. At each reporting date, the Company evaluates its accruals for employee separation and exit costs to ensure the accruals are still appropriate. In certain circumstances, accruals are no longer needed because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. In these cases, the Company reverses accruals through the condensed consolidated statements of operations where the original charges were recorded when it is determined they are no longer needed.

2011 Activity

During the three months ended April 2, 2011, the Company recorded $6 million of reversals of reorganization of business charges for accruals no longer needed, including $3 million of Separation-related adjustments for employees that remained with the Former Parent and $3 million under Other charges in the Company’s condensed consolidated statements of operations.

The following table displays the net charges (reversals of accruals) incurred by business segment:

Three Months Ended	April 2, 2011
Mobile Devices	$(3)
Home	—

$(3)

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2011 to April 2, 2011:

	Accruals at January 1, 2011	Additional Charges	Adjustments	Amount Used	Accruals at April 2, 2011
Exit costs	$12	$—	$—	$(1)	$11
Employee separation costs	32	—	(6)	(18)	8

	$44	$—	$(6)	$(19)	$19

Adjustments include foreign currency translation adjustments.

Exit Costs

At January 1, 2011, the Company had an accrual of $12 million for exit costs attributable to lease terminations. The $1 million used reflects cash payments. The remaining accrual of $11 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheet at April 2, 2011, represents future cash payments, primarily for lease termination obligations that are expected to be paid over a number of years.

Employee Separation Costs

At January 1, 2011, the Company had an accrual of $32 million for employee separation costs, representing the severance costs for approximately 1,100 employees. The adjustments of $6 million reflect reversals of accruals no longer needed. During the three months ended April 2, 2011, approximately 500 employees, of which 100 were direct employees and 400 were indirect employees, were separated from the Company. The $18 million used reflects cash payments to these separated employees. The remaining accrual of $8 million is included in Accrued liabilities in the Company’s condensed consolidated balance sheet at April 2, 2011.

2010 Activity

During the three months ended April 3, 2010, the Company recorded net reorganization of business charges of $20 million, including $4 million of charges in Costs of sales and $16 million of charges under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate $20 million are charges of $24 million for employee separation costs, partially offset by $4 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by business segment:

Three Months Ended	April 3, 2010
Mobile Devices	$15
Home	5

$20

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2010 to April 3, 2010:

	Accruals at January 1, 2010	Additional Charges	Adjustments	Amount Used	Accruals at April 3, 2010
Exit costs	$39	$—	$(1)	$(2)	$36
Employee separation costs	33	24	(4)	(19)	34

	$72	$24	$(5)	$(21)	$70

Adjustments include foreign currency translation adjustments.

Exit Costs

At January 1, 2010, the Company had an accrual of $39 million for exit costs attributable to lease terminations. There were no material additional charges related to exit costs. The adjustments of $1 million reflect foreign currency translation adjustments. The $2 million used reflects cash payments. The remaining accrual of $36 million, which was included in Accrued liabilities in the Company’s combined balance sheet at April 3, 2010, represents future cash payments primarily for lease termination obligations that are expected to be paid over a number of years.

Employee Separation Costs

At January 1, 2010, the Company had an accrual of $33 million for employee separation costs, representing the severance costs for approximately 400 employees. The additional charges of $24 million represent severance costs for approximately an additional 500 employees, of which 100 were direct employees and 400 were indirect employees. The adjustments of $4 million reflect reversals of accruals no longer needed. During the three months ended April 3, 2010, approximately 200 employees, of which 100 were direct employees and 100 were indirect employees, were separated from the Company. The $19 million used reflects cash payments to these separated employees. The remaining accrual of $34 million was included in Accrued liabilities in the Company’s combined balance sheet at April 3, 2010.

13.	Intangible Assets and Goodwill

Intangible Assets

Amortized intangible assets were comprised of the following:

	April 2, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Completed technology	$508	$429	$507	$418
Licensed technology	106	106	105	105
Customer-related	61	39	62	37
Patents	97	18	97	16
In-process research and development	6	—	10	—
Other intangibles	38	38	38	38

	$816	$630	$819	$614

Amortization expense on intangible assets, which is included within Other charges, was $16 million and $13 million for the three months ended April 2, 2011 and April 3, 2010, respectively. As of April 2, 2011, annual amortization expense is estimated to be $58 million in 2011, $42 million in 2012, $32 million in 2013, $18 million in 2014 and $10 million in 2015.

During the three months ended April 2, 2011, the Company recorded an impairment of $4 million related to the abandonment of previously acquired in-process research and development.

Amortized intangible assets, excluding goodwill, by business segment were as follows:

	April 2, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Mobile Devices	$150	$56	$153	$53
Home	666	574	666	561

	$816	$630	$819	$614

Goodwill

The following table displays a rollforward of the carrying amount of goodwill by reportable segment from January 1, 2011 to April 2, 2011:

	Mobile Devices	Home	Total
Balances as of January 1, 2011:
Aggregate goodwill acquired	$133	$1,391	$1,524
Accumulated impairment losses	(55)	(73)	(128)
Goodwill, net of impairment losses	78	1,318	1,396
Goodwill acquired	—	—	—
Impairment losses	—	—	—
Adjustments	1	—	1
Balances as of April 2, 2011:
Aggregate goodwill acquired	134	1,391	1,525
Accumulated impairment losses	(55)	(73)	(128)
Goodwill, net of impairment losses	$79	$1,318	$1,397

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This commentary should be read in conjunction with Motorola Mobility Holdings, Inc.’s (the “Company’s”) consolidated financial statements for the three months ended April 2, 2011 and April 3, 2010, as well as the Company’s combined financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Introduction

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is a supplement to the accompanying condensed consolidated financial statements and provides additional information on Motorola Mobility’s business, recent developments, financial condition, liquidity and capital resources, cash flows and results of operations. MD&A is organized as follows:

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

•	Looking Forward—This section provides a discussion of management’s general outlook about market demand, competition and product development.

•	Results of Operations—This section provides an analysis of our results of operations for the three months ended April 2, 2011 and April 3, 2010.

•	Liquidity and Capital Resources—This section provides a discussion of our current financial condition and an analysis of our cash flows for the three months ended April 2, 2011 and April 3, 2010.

•

Significant Accounting Policies—This section identifies and summarizes those accounting policies that significantly impact our reported results of operations and financial condition and require significant judgment or estimates on the part of management in their application.

•

Quantitative and Qualitative Disclosures About Market Risk—This section discusses how we monitor and manage exposure to potential gains and losses arising from changes in market rates and prices, which, for us, is primarily associated with changes in foreign currency exchange rates.

Separation from Motorola, Inc.

On January 4, 2011 (the “Distribution Date”), Motorola Mobility Holdings, Inc. became an independent, publicly traded company as a result of our Former Parent’s distribution of its shares of Motorola Mobility to our Former Parent’s stockholders. On the Distribution Date, Former Parent stockholders of record as of the close of business on December 21, 2010 (the “Record Date”) received one share of Motorola Mobility common stock for every eight shares of Motorola, Inc. common stock held as of the Record Date (the “Distribution”). Motorola Mobility is comprised of Motorola, Inc.’s former Mobile Devices and Home businesses. Our Former Parent’s Board of Directors approved the distribution of its shares of Motorola Mobility Holdings, Inc. on November 30, 2010. Motorola Mobility Holdings, Inc. was incorporated on May 28, 2010 and is the parent of Motorola Mobility, Inc., our main U.S. wholly owned operating subsidiary through which we conduct substantially all of the business activities discussed in this Form 10-Q. Our Registration Statement on Form 10 was declared effective by the U.S. Securities and Exchange Commission on December 1, 2010. Our common stock began trading “regular-way” under the ticker symbol “MMI” on the New York Stock Exchange on January 4, 2011.

The Motorola Mobility businesses discussed herein represent the historical operating results and financial condition of Motorola Mobility. For operating results prior to the separation, any references to “we,” “us,” “Motorola Mobility Holdings, Inc.,” “Motorola Mobility” or the “Company” in this MD&A refer to the Mobile Devices and Home businesses as they operated as a part of our Former Parent prior to the Distribution.

Executive Overview

The Company

Motorola Mobility Holdings, Inc. is a provider of innovative technologies, products and services that enable a range of mobile and wireline digital communication, information and entertainment experiences. The Company’s integrated products and platforms deliver rich multimedia content, such as voice, video, messaging and Internet-based applications and services to multiple screens, such as mobile devices, including smartphones and media tablets, televisions and personal computers. Our product portfolio primarily includes mobile devices, wireless accessories, set-top boxes and video distribution systems, and wireline broadband infrastructure products and associated customer premises equipment. We are focused on developing differentiated, innovative products to meet the expanding needs of consumers to communicate, to collaborate and to discover, consume, create and share content at a time and place of their choosing on multiple devices.

We operate our business in two segments. The Mobile Devices segment is focused on mobile wireless devices and related products and services. This segment’s net revenues were $2.1 billion in the first quarter of 2011 and $1.6 billion in the first quarter of 2010, representing 70% and 66%, respectively, of Motorola Mobility’s consolidated net revenues. The Home segment is focused on technologies to provide video entertainment services to consumers by enabling subscribers to access a variety of interactive digital television services. This segment’s net revenues were $904 million in the first quarter of 2011 and $838 million in the first quarter of 2010, representing 30% and 34%, respectively, of Motorola Mobility’s consolidated net revenues.

Motorola Mobility’s Financial Results for the First Quarter of 2011

•

Net Revenues of $3.0 Billion: Our net revenues were $3.0 billion in the first quarter of 2011, up 22% compared to net revenues of $2.5 billion in the first quarter of 2010. Net revenues increased 30% in the Mobile Devices segment and 8% in the Home segment.

•	Operating Loss of $36 Million: We incurred an operating loss of $36 million in the first quarter of 2011, compared to an operating loss of $172 million in the first quarter of 2010.

•	Net Loss of $81 Million: We incurred a net loss of $81 million in the first quarter of 2011, compared to a net loss of $212 million in the first quarter of 2010.

•

Operating Cash Flows of $107 Million: We generated $107 million of net cash from operating activities in the first quarter of 2011, compared to generating $26 million of net cash from operating activities in the first quarter of 2010.

Financial results for our two business segments for the quarter ended April 2, 2011

•

In Our Mobile Devices Business: Net revenues were $2.1 billion in the first quarter of 2011, an increase of 30% compared to net revenues of $1.6 billion in the first quarter of 2010. The increase in net revenues was primarily driven by a 20% increase in average selling price (“ASP”) and by a 9% increase in unit shipments. We shipped 9.3 million mobile devices in the first quarter of 2011, a 9% increase compared to shipments of 8.5 million mobile devices in first quarter of 2010, and an 18% decrease sequentially compared to shipments of 11.3 million mobile devices in the fourth quarter of 2010. We shipped 4.1 million Android-based smartphones in the first quarter of 2011, an 80% increase compared to shipments of 2.3 million in the first quarter of 2010, and an 18% decrease sequentially compared to shipments of 4.9 million in the fourth quarter of 2010. On a geographic basis, net revenues increased in all regions, and increased substantially in Latin America, Asia, and the Europe, Middle East and Africa region (“EMEA”).

The segment incurred an operating loss of $89 million in the first quarter of 2011, compared to an operating loss of $192 million in the first quarter of 2010. The decrease in the operating loss was primarily due to an increase in gross margin driven by (i) the 30% increase in net revenues and (ii) a favorable product mix, specifically due to increased volume of smartphone devices, partially offset by higher selling, general and administrative (“SG&A”) expenses to support the growth in smartphone volumes.

•

In Our Home Business: Net revenues were $904 million in the first quarter of 2011, an increase of 8% compared to net revenues of $838 million in the first quarter of 2010. The increase in net revenues in the Home segment was primarily driven by an 11% increase in net revenues of set-top boxes, reflecting a 24% increase in shipments of set-top boxes, partially offset by lower ASP. Net revenues of video and access infrastructure equipment remained relatively flat. On a geographic basis, net revenues increased in North America, Latin America and Asia, partially offset by decreased net revenues in EMEA.

The segment had operating earnings of $53 million in the first quarter of 2011, compared to operating earnings of $20 million in the first quarter of 2010. The increase in operating earnings was primarily due to (i) an increase in gross margin, driven by the 8% increase in net revenues and one-time product cost recoveries and (ii) a decrease in research and development (“R&D”) expenditures, reflecting savings from cost-reduction initiatives, partially offset by slightly higher SG&A expenses.

Looking Forward

In our Mobile Devices business, while we expect the overall global mobile device market to remain intensely competitive, we expect annual growth in total industry demand over the next several years, particularly in smartphones and media tablets. Our strategy is focused on developing and marketing a comprehensive smartphone portfolio and strengthening our position in priority markets. Our smartphone portfolio focus will be on the following: (i) differentiating our products with software and services, including MOTOBLUR™, our proprietary applications and services suite, (ii) enhancing the ecosystem using our developer network (“MotoDEV”) application development program, and (iii) providing a smartphone portfolio across multiple price points for a broad array of carrier, distributor and retail customers. Our mid- to high-tier feature phone portfolio will be more limited given declining demand in this segment of the handset industry. We will continue to develop and market our iDEN portfolio of devices, although we expect overall iDEN unit demand in 2011 to be lower than in 2010. For lower-priced, voice-centric mobile devices, our portfolio will also be limited as we deliver devices to meet certain market needs. To address a new growth opportunity, we are developing a portfolio of media tablets, wireless devices which enable enhanced access to the mobile Internet, content consumption, and enterprise experiences for consumers and business users. We began to ship our first media tablet, the Motorola XOOM, in the first quarter of 2011. We expect significant annual growth in total industry demand for media tablets over the next several years and for this market to be intensely competitive. Mobile Devices’ market priorities continue to be primarily North America, China and Latin America, followed by Western Europe and other strategic markets. With the growth in demand for smartphones and media tablets, and by accelerating our speed to market, providing rich consumer experiences and strengthening our brand, we expect to continue to improve the financial performance in Mobile Devices.

In our Home business, we expect overall industry demand in 2011 to be comparable to 2010 levels. We expect a return to industry growth when market conditions improve, particularly in the U.S., which may drive increased consumer demand for high definition TV set-top boxes, whole-home IP-based network solutions, 3D-TV, advanced interactive services and converged experiences. In addition, consumer demand for video services is expected to drive the need for infrastructure equipment to optimize networks and storage, increase bandwidth and provide new services across multiple screens, including smartphones, media tablets and TV’s. We will continue to leverage our leadership position in set-top boxes and video delivery systems and prioritize our research and development efforts to position ourselves for future growth and emerging market opportunities. We will also continue to manage our overall cost structure and prioritize our product portfolio for profitability.

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

In relation to recent events in Japan, a number of our suppliers were impacted by the effect of the March 2011 earthquake and ensuing tsunami. Our current, but on-going, evaluation indicates that much of our supply chain is unaffected. In certain areas where we have been impacted, we have secured alternative sources of supply or implemented engineering alternatives. We continue to assess the impact of the situation in Japan on our supply chain operations and currently do not anticipate any significant disruption in our ability to meet our customer requirements in the second quarter. Uncertainties remain related to recovery efforts in Japan and the potential impact, if any, on the second half of 2011 and longer term, including the potential for unanticipated events, which could have a negative impact on our business.

We conduct our business in highly competitive markets, facing both new and established competitors. The markets for many of our products are characterized by rapidly changing technologies, frequent new product introductions, changing consumer trends, short product life cycles and evolving industry standards. Market disruptions caused by new technologies, the entry of new competitors, consolidations among our customers and competitors, changes in regulatory requirements, or other factors, can introduce volatility into our businesses. We face challenging, but relatively stable, global economic conditions. Meeting all of these challenges requires consistent operational planning and execution and investment in technology, resulting in innovative products that meet the needs of our customers around the world. As we execute on meeting these objectives, we remain focused on taking the necessary action to design and deliver differentiated and innovative products, services and experiences that simplify, connect, and enrich people’s lives.

Results of Operations

	Three Months Ended
(Dollars in millions)	April 2, 2011	% of Revenue	April 3, 2010	% of Revenue
Net revenues	$3,032		$2,480
Costs of sales	2,277	75.1%	1,885	76.0%

Gross margin	755	24.9%	595	24.0%

Selling, general and administrative expenses	417	13.8%	371	15.0%
Research and development expenditures	357	11.8%	367	14.8%
Other charges	17	0.5%	29	1.1%

Operating loss	(36)	(1.2)%	(172)	(6.9)%

Other income (expense):
Interest income (expense), net	2	0.0%	(11)	(0.5)%
Other, net	(17)	(0.5)%	(16)	(0.6)%

Total other expense	(15)	(0.5)%	(27)	(1.1)%

Loss before income taxes	(51)	(1.7)%	(199)	(8.0)%
Income tax expense	30	1.0%	12	0.5%

Net loss	(81)	(2.7)%	(211)	(8.5)%
Less: Earnings attributable to non-controlling interests	—	—%	1	0.0%

Net loss attributable to Motorola Mobility Holdings, Inc.	$(81)	(2.7)%	(212)	(8.5)%

Three months ended April 2, 2011 compared to three months ended April 3, 2010

Net Revenues

Net revenues were $3.0 billion in the first quarter of 2011, up 22% compared to net revenues of $2.5 billion in the first quarter of 2010. The increase in net revenues reflects: (i) a $486 million, or 30%, increase in net revenues in the Mobile Devices segment, and (ii) a $66 million, or 8%, increase in net revenues in the Home segment. The 30% increase in net revenues in the Mobile Devices segment was primarily driven by a 20% increase in ASP and by a 9% increase in unit shipments. The 8% increase in net revenues in the Home business was primarily driven by an 11% increase in net revenues of set-top boxes, reflecting a 24% increase in shipments of set-top boxes, partially offset by lower ASP. Net revenues of video and access infrastructure equipment remained relatively flat.

Gross Margin

Gross margin was $755 million, or 24.9% of net revenues, in the first quarter of 2011, compared to $595 million, or 24.0% of net revenues, in the first quarter of 2010. The increase in gross margin reflects higher gross margin in both segments. The increase in gross margin in the Mobile Devices segment was primarily driven by (i) the 30% increase in net revenues and (ii) a favorable product mix, specifically due to increased volume of smartphone devices. The increase in gross margin in the Home segment was primarily due to the 8% increase in net revenues and one-time product cost recoveries. The increase in gross margin as a percentage of net sales in the first quarter of 2011 compared to the first quarter of 2010 reflects an increase in gross margin percentage in both segments. The Company’s overall gross margin as a percentage of net revenues can be impacted by the proportion of overall net revenues generated by its various businesses.

Selling, General and Administrative Expenses

SG&A expenses increased 12% to $417 million, or 13.8% of net revenues, in the first quarter of 2011, compared to $371 million, or 15.0% of net revenues, in the first quarter of 2010. The increase in SG&A expenses reflects higher SG&A expenses in the Mobile Devices segment and, to a lesser extent, higher SG&A expenses in the Home segment. The increase in the Mobile Devices segment was to support the growth in smartphone volumes. SG&A expenses as a percentage of net revenues decreased in both segments.

Research and Development Expenditures

R&D expenditures decreased 3% to $357 million, or 11.8% of net revenues, in the first quarter of 2011, compared to $367 million, or 14.8% of net revenues, in the first quarter of 2010. The decrease in R&D expenditures reflects lower R&D expenditures in both segments, primarily due to savings from cost-reduction initiatives. R&D expenditures as a percentage of net revenues decreased in both segments. The Company participates in very competitive industries with constant changes in technology and, accordingly, the Company continues to believe that a strong commitment to R&D is required to drive long-term growth.

Other Charges

The Company recorded net charges of $17 million in Other charges in the first quarter of 2011, compared to net charges of $29 million in the first quarter of 2010. The charges in the first quarter of 2011 were primarily comprised of $16 million of charges relating to the amortization of intangibles. The charges in the first quarter of 2010 included (i) $16 million of net reorganization of business charges and (ii) $13 million of charges relating to the amortization of intangibles. The net reorganization of business charges are discussed in further detail in the section entitled “Reorganization of Businesses” included elsewhere within this document.

Interest Income (Expense), Net

Net interest income was $2 million in the first quarter of 2011, compared to net interest expense of $11 million in the first quarter of 2010. Net interest income in the first quarter of 2011 includes interest income of $4 million, partially offset by interest expense of $2 million. Net interest expense in the first quarter of 2010 included interest expense of $16 million, partially offset by interest income of $5 million. Prior to separation, our interest income and expense primarily represents amounts allocated from our Former Parent.

Other, net

Net expense classified as Other, as presented in Other income (expense), was $17 million in the first quarter of 2011, compared to $16 million in the first quarter of 2010. The net expense in the first quarter of 2011 was primarily comprised of $12 million of foreign currency costs. The net expense in the first quarter of 2010 was comprised of (i) $9 million of foreign currency costs and (ii) $7 million of investment impairment charges.

Income Tax Expense

The Company recorded income tax expense of $30 million in the first quarter of 2011 as compared to $12 million in the first quarter of 2010. The expense for both the first quarters of 2011 and 2010 was comprised of taxes on foreign earnings and foreign withholding taxes on royalty and other income. The Company has not recorded a tax benefit on its U.S. losses due to its recent history of cumulative U.S. losses.

The Company’s tax provision may change from period to period based on non-recurring events, such as the settlement of tax audits, changes in valuation allowances and the tax impact of significant unusual or extraordinary items. The Company’s tax provision will also change due to the level of pre-tax income or loss and its geographic mix.

Net Loss

The Company incurred a loss before income taxes of $51 million in the first quarter of 2011, compared with a loss before income taxes of $199 million in the first quarter of 2010. After taxes, and excluding Earnings attributable to non-controlling interests, the Company incurred a net loss of $81 million in the first quarter of 2011, compared to a net loss of $212 million in the first quarter of 2010.

The improvement in the loss before income taxes in the first quarter of 2011 compared to the first quarter of 2010 was primarily attributable to a $160 million increase in gross margin, primarily due to an increase in revenues, partially offset by a $46 million increase in SG&A expenses.

Segment Results

The following commentary should be read in conjunction with the financial results of each operating business segment as detailed in Note 11, “Segment Information,” to the Company’s condensed consolidated financial statements as of and for the three months ended April 2, 2011. Net revenues and operating results for the Company’s two operating business segments for the three months ended April 2, 2011 and April 3, 2010, are presented below.

Mobile Devices Segment

The Mobile Devices segment designs, manufactures, sells and services wireless mobile devices, including smartphones and media tablets, with integrated software and accessory products, and licenses intellectual property. For the first quarter of 2011, the segment’s net revenues represented 70% of the Company’s consolidated net revenues, compared to 66% for the first quarter of 2010.

	Three Months Ended
(Dollars in millions)	April 2, 2011	April 3, 2010	% Change
Segment net revenues	$2,128	$1,642	30%

Operating loss	(89)	(192)	(54)%

Three months ended April 2, 2011 compared to three months ended April 3, 2010

In the first quarter of 2011, the segment’s net revenues were $2.1 billion, an increase of 30% compared to net revenues of $1.6 billion in the first quarter of 2010. The increase in net revenues was primarily driven by a 20% increase in average selling price (“ASP”) and by a 9% increase in unit shipments. On a geographic basis, net revenues increased in all regions, and increased substantially in Latin America, Asia, and the Europe, Middle East and Africa region (“EMEA”).

The segment incurred an operating loss of $89 million in the first quarter of 2011, compared to an operating loss of $192 million in the first quarter of 2010. The decrease in the operating loss was primarily due to an increase in gross margin driven by (i) the 30% increase in net revenues and (ii) a favorable product mix, specifically due to increased volume of smartphone devices, partially offset by higher selling, general and administrative (“SG&A”) expenses to support the growth in smartphone volumes. As a percentage of net revenues in the first quarter of 2011 as compared to the first quarter of 2010, gross margin increased and SG&A and research and development (“R&D”) expenditures decreased.

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

Handset unit shipments in the first quarter of 2011 were 9.0 million units, a 6% increase compared to shipments of 8.5 million units in the first quarter of 2010 and a 20% decrease sequentially compared to shipments of 11.3 million units in the fourth quarter of 2010. Smartphone shipments in the first quarter of 2011 were 4.1 million, an 80% increase compared to shipments of 2.3 million smartphones in the first quarter of 2010 and an 18% decrease sequentially compared to shipments of 4.9 million smartphones in the fourth quarter of 2010. In addition to handsets, we also shipped over 250 thousand media tablet units in the first quarter of 2011.

In the first quarter of 2011, segment ASP increased approximately 20% compared to the first quarter of 2010 and increased approximately 7% compared to the fourth quarter of 2010. The increase in ASP in the first quarter of 2011 as compared to the fourth quarter of 2010 was driven by the launch and shipment of media tablets in the first quarter of 2011. ASP is impacted by numerous factors, including product mix, market conditions and competitive product offerings, and ASP trends often vary over time.

Home Segment

The Home segment designs, manufactures, sells, installs and services set-top boxes for digital video, Internet protocol (“IP”) video, satellite and terrestrial broadcast networks, end-to-end digital video and Internet protocol television (“IPTV”) distribution systems, broadband access network infrastructure platforms, and associated data and voice customer premises equipment and associated software solutions to cable TV and telecommunication service providers. For the first quarter of 2011, the segment’s net revenues represented 30% of the Company’s consolidated net revenues, compared to 34% for the first quarter of 2010.

	Three Months Ended
(Dollars in millions)	April 2, 2011	April 3, 2010	% Change
Segment net revenues	$904	$838	8%

Operating earnings	53	20	165%

Three months ended April 2, 2011 compared to three months ended April 3, 2010

In the first quarter of 2011, the segment’s net revenues were $904 million, an increase of 8% compared to net revenues of $838 million in the first quarter of 2010. The 8% increase in net revenues was primarily driven by an 11% increase in net revenues of set-top boxes, reflecting a 24% increase in shipments of set-top boxes, partially offset by lower ASP. Net revenues of video and access infrastructure equipment remained relatively flat.

Revenues from high definition (“HD”) set-top boxes increased significantly, primarily due to higher shipments to large telecommunication and cable operators in North America as a result of higher demand. The increase in unit shipments of HD set-top boxes was partially offset by a decrease in standard definition (“SD”) set-top boxes.

On a geographic basis, net revenues increased in North America, Latin America and Asia, partially offset by decreased net revenues in EMEA. Net revenues in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 77% of the segment’s net revenues in the first quarter of 2011, compared to approximately 71% in the first quarter of 2010.

The segment had operating earnings of $53 million in the first quarter of 2011, compared to operating earnings of $20 million in the first quarter of 2010. The increase in operating earnings was primarily due to (i) an increase in gross margin, driven by the 8% increase in net revenues and one-time product cost recoveries and (ii) a decrease in R&D expenditures, reflecting savings from cost-reduction initiatives, partially offset by slightly higher SG&A expenses. As a percentage of net revenues in the first quarter of 2011 as compared to the first quarter of 2010, gross margin increased and SG&A and R&D expenditures decreased.

Reorganization of Businesses

During the three months ended April 2, 2011, the Company recorded $6 million of reversals of reorganization of business charges for accruals no longer needed, including $3 million of separation-related adjustments for employees that remained with our Former Parent and $3 million under Other charges in the Company’s condensed consolidated statements of operations.

During the three months ended April 3, 2010, the Company recorded net reorganization of business charges of $20 million, including $4 million of charges in Costs of sales and $16 million of charges under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate $20 million are charges of $24 million for employee separation costs, partially offset by $4 million of reversals for accruals no longer needed.

Three Months Ended	April 2, 2011	April 3, 2010
Mobile Devices	$ (3)	$ 15
Home	—	5

	$ (3)	$ 20

Cash payments for exit costs and employee separations in connection with these reorganization plans were $19 million during the three months ended April 2, 2011, and $21 million during the three months ended April 3, 2010. The $19 million reorganization of businesses accrual at April 2, 2011, includes (i) $8 million relating to employee separation costs that are expected to be paid in 2011 and (ii) $11 million relating to lease termination obligations that are expected to be paid over a number of years.

Liquidity and Capital Resources

Overview of Liquidity

At the time of the Distribution on January 4, 2011, our Former Parent contributed $3.2 billion in cash, cash equivalents and cash deposits to the Company (the “Distribution Date Contribution”). Approximately, $168

million of the Distribution Date Contribution was cash deposits, primarily related to various legal disputes, which are included in Cash deposits in the Company’s condensed consolidated balance sheet at April 2, 2011. An additional contribution of $300 million from our Former Parent will be paid in cash if and when our Former Parent receives cash distributions as a result of the reduction in registered capital of an overseas subsidiary (the “Deferred Contribution”). Our Former Parent has notified us that they have not yet received such cash distributions and do not currently know when the distribution will be complete. As an independent, publicly traded company, we expect to fund our ongoing operations, working capital, capital expenditures and strategic investments through cash flows from operations, and our available cash and cash equivalents. We expect to invest our cash primarily in short-term government, agency and government-sponsored enterprise obligations, diversified short-term bank deposits and money market funds.

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

Cash and Cash Equivalents and Cash Deposits

The Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $3.1 billion at April 2, 2011. At April 2, 2011, $2.2 billion of this amount was held in the U.S. and $963 million was held by the Company or its subsidiaries in other countries. At April 2, 2011, Cash deposits was $168 million, of which $4 million was held in the U.S.

Prior to separation, the Company participated in our Former Parent’s cash management program. Our Former Parent primarily used a worldwide, centralized approach to cash management in which cash accounts are principally consolidated on a daily basis. Therefore, the financing of the Company’s operations and the related activity between the Company and our Former Parent prior to the separation is reflected as Net transfers from (to) Motorola, Inc. in our combined statements of business equity and of cash flows. As a result, the Company has recorded no cash, cash equivalents or cash deposits on its combined balance sheet prior to separation.

As highlighted in the condensed consolidated statements of cash flows, the Company’s liquidity and available capital resources are impacted by three key components: (i) operating activities, (ii) investing activities, and (iii) financing activities.

Operating Activities

The net cash generated from operating activities in the first quarter of 2011 was $107 million, compared to $26 million of cash generated from operating activities in the first quarter of 2010. The primary contributors to the net cash generation in the first quarter of 2011 were: (i) a $78 million net decrease in other assets and liabilities, (ii) a $22 million decrease in other current assets, and (iii) a $21 million decrease in net accounts receivable, partially offset by a $16 million increase in net inventories. The primary contributors to the net cash generation in the first quarter of 2010 were: (i) a $148 million decrease in net accounts receivable, (ii) a $105 million decrease in net inventories, and (iii) a $70 million decrease in other current assets, partially offset by (i) a $201 million decrease in accounts payable and accrued liabilities and (ii) the net loss (adjusted for non-cash items) of $130 million.

Accounts Receivable: The Company’s net accounts receivable was $1.6 billion at April 2, 2011, compared to $1.6 billion at December 31, 2010. Compared to December 31, 2010, net accounts receivable at April 2, 2011 were lower in the Home segment and slightly higher in the Mobile Devices segment. The Company’s businesses sell their products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, the Company’s levels of net accounts receivable can be impacted by the timing and level of sales that are made by its various businesses and by the geographic locations in which those sales are made.

As further described below under “Sales of Receivables,” from time to time, the company elects to sell accounts receivable to third-parties. The Company’s levels of net accounts receivable can be impacted by the timing and amount of such sales, which can vary by period and can be impacted by numerous factors.

Inventories: The Company’s net inventories were $859 million at April 2, 2011, compared to $843 million at December 31, 2010. The increase in the Company’s net inventories was reflective of an increase in net inventory in the Mobile Devices segment, partially offset by a decrease in net inventory in the Home segment. Inventory reserves decreased by $43 million in the first quarter of 2011 primarily due to the scrapping of excess and obsolete inventory. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure delivery to its customers against the risk of inventory excess and obsolescence due to rapidly changing technology and customer demand.

Accounts Payable: The Company’s accounts payable were $1.6 billion at April 2, 2011, compared to $1.7 billion at December 31, 2010. Accounts payable decreased in both segments. The Company buys products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, the Company’s levels of accounts payable can be impacted by the timing and level of purchases made by its various businesses and by the geographic locations in which those purchases are made.

Reorganization of Businesses: The Company has implemented reorganization of businesses plans. Cash payments for exit costs and employee separations in connection with a number of these plans were $19 million in the first quarter of 2011, as compared to $21 million in the first quarter of 2010. Of the $19 million reorganization of businesses accrual at April 2, 2011, $8 million relates to employee separation costs and is expected to be paid over the remainder of 2011. The remaining $11 million in accruals relate to lease termination obligations that are expected to be paid over a number of years.

Investing Activities

Net cash used for investing activities was $61 million in the first quarter of 2011, compared to net cash used of $35 million in the first quarter of 2010. The $26 million increase in net cash used for investing activities was primarily due to a $31 million increase in capital expenditures.

Strategic Acquisitions and Investments: The Company used $11 million of net cash for acquisitions and new investment activities in the first quarter of 2011, compared to net cash used of $20 million in the first quarter of 2010. The cash used in the first quarter of 2011 and 2010 was primarily for small strategic investments across the Company.

Capital Expenditures: Capital expenditures were $50 million in the first quarter of 2011, compared to $19 million in the first quarter of 2010. The Company’s emphasis in making capital expenditures is to focus on strategic investments driven by customer demand, new design capability and process improvements, including IT systems.

Investments: The Company views its investments as an additional source of liquidity. The majority of these securities are available-for-sale and cost-method investments in technology companies. The fair market values of these securities are subject to substantial price volatility. In addition, the realizable values of these securities are subject to market and other conditions. At April 2, 2011, the Company’s available-for-sale equity securities portfolio had an approximate fair market value of $16 million, comprised of a cost basis of $6 million and a net unrealized gain of $10 million. At December 31, 2010, the Company’s available-for-sale equity securities portfolio had an approximate fair market value of $21 million, comprised of a cost basis of $7 million and a net unrealized gain of $14 million. The Company’s available-for-sale investments are included in Investments in the Company’s condensed consolidated balance sheets.

Financing Activities

Net cash provided by financing activities was $3.1 billion in the first quarter of 2011, compared to $51 million of net cash used in the first quarter of 2010. Cash provided by financing activities in the first three months of 2011 was primarily comprised of $3.0 billion of cash and cash equivalents received from our Former Parent at the time of the Distribution. The contribution from our Former Parent also included $168 million of cash deposits, primarily related to various legal disputes, which are included in Cash deposits in the Company’s condensed consolidated balance sheet at April 2, 2011. Cash used for financing activities in the first quarter of 2010 was due to the net cash transfers to our Former Parent.

Our Former Parent primarily used a worldwide centralized approach to cash management and the financing of its operations with all related activity, prior to separation, between the Company and our Former Parent reflected as equity transactions in Owner’s net investment in the Company’s combined balance sheets. When necessary, our Former Parent had provided the Company funds for its operating cash needs. The Company’s funds in excess of working capital needs had been advanced to our Former Parent. Intercompany accounts were maintained for such borrowings that occur between the Company’s operations and our Former Parent. Types of intercompany transactions between the Company and our Former Parent included: (i) cash deposits from the Company’s businesses which were transferred to our Former Parent on a regular basis, (ii) cash borrowings from our Former Parent used to fund operations, capital expenditures or acquisitions, (iii) charges (benefits) for income taxes, and (iv) allocations of our Former Parent’s corporate expenses described elsewhere in this document. For purposes of the combined statements of cash flows prior to the separation, the Company reflected intercompany activity as a financing activity. The net cash transferred to our Former Parent was $51 million in the first quarter of 2010.

Sales of Receivables

Prior to separation, our Former Parent sold accounts receivable generated from its business units to third-parties in transactions that qualified as “true-sales.” Through separation, the Company’s businesses participated in this activity by transferring certain of their accounts receivable balances to our Former Parent. The Company also has agreements under which the Company sells its accounts receivable directly to a third party in transactions that qualify as “true sales.”

For the three months ended April 2, 2011 and April 3, 2010, total accounts receivable sold by the Company were $31 million and $71 million, respectively. As of April 2, 2011, there were $30 million of accounts receivable outstanding under these programs for which the Company retained servicing obligations, compared to $43 million at December 31, 2010.

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

Indemnification Provisions:     Motorola Mobility may provide indemnifications for losses associated with indemnification and/or warranty provisions contained in certain commercial and intellectual property agreements. Historically, Motorola Mobility has not made significant payments under these indemnifications. However, there is an increasing risk in relation to intellectual property indemnities given the current legal climate. In particular, two customers of the Company have made indemnification demands of the Company related to patent infringement claims by TiVo, Inc. against our products.

Generally, in indemnification cases, payment by Motorola Mobility is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow Motorola Mobility to challenge the other party’s claims. Further, Motorola Mobility’s obligations under these agreements for indemnification are generally limited in terms of duration, typically not more than 24 months, and for amounts not in excess of the contract value, except with respect to certain intellectual property infringement claims. In some instances, Motorola Mobility may have recourse against third-parties for certain payments made by Motorola Mobility.

Furthermore, pursuant to the Master Separation and Distribution Agreement and certain other agreements with our Former Parent, Motorola Mobility agreed to indemnify our Former Parent for certain liabilities, and our Former Parent agreed to indemnify Motorola Mobility for certain liabilities, in each case for uncapped amounts.

Legal Matters:     The Company is involved in various lawsuits, claims and investigations arising in the normal course of business and relating to our business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on Motorola Mobility’s consolidated financial position, liquidity or results of operations. However, an unfavorable resolution could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations in the periods in which the matters are ultimately resolved. See “Item 1. Legal Proceedings” for more details.

Tax and Regulatory Proceedings in Brazil:    The Company had approximately $160 million of cash deposits, including accrued interest, related to various legal disputes in Brazil. This amount may increase before the end of the year because a trade compliance matter is pending in the intermediate administrative level and may be resolved at that level before the end of the year. If we receive an adverse ruling and are forced to continue to dispute the matter in Brazil’s judicial system, we would be required to deposit approximately $340 million, based on the exchange rate in effect at April 2, 2011, of additional collateral with the Brazil judicial system, which could be in the form of cash, bank or insurance bonds or pledged assets.

Significant Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

As of April 2, 2011 and December 31, 2010, the Company had outstanding foreign exchange contracts with notional values totaling $722 million and $608 million, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company’s condensed consolidated statements of operations.

The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of April 2, 2011 and the corresponding positions as of December 31, 2010:

	Notional Amount
Net Buy (Sell) by Currency	April 2, 2011	December 31, 2010
Brazilian Real	$(369)	$(394)
Euro	(58)	(54)
Korean Won	(40)	(30)
Indian Rupee	(35)	(43)
Chinese RMB	123	14

Interest Rate Risk

At April 2, 2011 and December 31, 2010, the Company did not have any interest rate agreements in place.

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

Fair Value of Financial Instruments

The Company’s financial instruments include short-term investments, accounts receivable, accounts payable, accrued liabilities, derivative financial instruments and other financing commitments. The Company’s available-for-sale investment portfolios and derivative financial instruments are recorded in the Company’s condensed consolidated balance sheets at fair value. All other financial instruments are carried at cost, which is not materially different than the instruments’ fair values.

Forward-Looking Statements

Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes”, “expects”, “intends”, “anticipates”, “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Forward-looking statements include, but are not limited to, for example: (1) our business strategies, plans and objectives, including the anticipated impact of such strategies, plans and objectives; (2) our future operating and financial performance; (3) remaining estimated cash that our Former Parent is expected to contribute to Motorola Mobility upon repatriation; (4) future levels of revenues, operating margins, income from operations, net income, earnings per share and other financial information; (5) expectations regarding the Company’s ability to finance its operations and its ability to obtain, and the cost of, letters of credit, credit facilities and foreign exchange lines; (6) future hedging activities; (7) anticipated levels of demand for our products and services; (8) expectations regarding our research and development activities and intellectual property, including expectations regarding the competitiveness of the patent portfolio; (9) the success or timing of completion of ongoing or anticipated capital or maintenance projects; (10) expectations regarding opportunities for growth; (11) expectations regarding availability of materials and components, energy supplies and labor; (12) the resolution and potential effects of judicial or other proceedings on our business, financial condition, results of operations, cash flows and liquidity; (13) the potential effect of the financial markets on our business, financial condition, results of operations, cash flows and liquidity; and (14) the anticipated effects of actions of third-parties such as competitors, counterparties, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation. Motorola Mobility undertakes no obligation to publicly update any forward-looking statement or risk factor, whether as a result of new information, future events or otherwise.

Some of the risk factors that affect the Company’s business and financial results are discussed in “Item 1A: Risk Factors” on pages 13 through 34 of our 2010 Annual Report on Form 10-K. We wish to caution the reader that the risk factors discussed in each of these documents and those described in our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.     Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Motorola Mobility, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports, is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to Motorola Mobility’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.     There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 2, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

Personal Injury Cases

Cases relating to Wireless Telephone Usage

Farina v. Nokia, Inc., et al.

On April 19, 2001, Farina v. Nokia, Inc., et al., was filed in the Pennsylvania Court of Common Pleas, Philadelphia County. Farina, filed on behalf of a Pennsylvania class, claimed that the failure to incorporate a remote headset into cellular phones or warning against using a phone without a headset rendered the phones defective by exposing users to alleged biological injury and health risks and sought compensatory damages and injunctive relief. After removal to federal court, transfer and consolidation with now-dismissed similar cases, an appeal, remand to state court and a second removal, the case proceeded in the federal district court in Philadelphia. The original complaint was amended to add allegations that cellular telephones sold without headsets are defective because they present a safety risk when used while driving. In the current complaint, Plaintiff seeks actual damages in the form of the greater of $100 or the difference in value of a Motorola phone as delivered and with a headset, the amount necessary to modify the phones to permit safe use, out of pocket expenses, including the purchase of headsets, treble damages and attorney’s fees and costs. On September 2, 2008, the federal district court in Philadelphia dismissed the Farina case, finding that the complaint is preempted by federal law. On October 22, 2010, the U.S. Court of Appeals for the Third Circuit affirmed the dismissal of the complaint. On February 22, 2011, Plaintiff filed a petition for writ of certiorari to the U.S. Supreme Court.

The Prischman Case

On March 21, 2011, the Estate of Paul Prischman filed suit in the Superior Court of the District of Columbia, Prischman et.al. v. Motorola, Inc., et. al., alleging that use of a cellular phone caused Paul Prischman’s malignant brain tumor. (“Prischman Case.”). The complaint seeks compensatory damages of $25 million, consequential damages in excess of $25 million and punitive and/or exemplary damages of $100 million.

The Bocook Case

On March 31,2011, Bret Bocook and his wife filed suit in the Superior Court of the District of Columbia, Bocook et.al. v. Motorola, Inc., et. al., alleging that use of a cellular phone caused Bret Bocook’s malignant brain tumor. (“Bocook Case.”). The complaint seeks compensatory damages of $25 million, consequential damages in excess of $25 million and punitive and/or exemplary damages of $100 million.

Patent Related Cases

Personalized Media Communications, L.L.C. v. Motorola, Inc. et al.,

On February 19, 2008, Personalized Media Communications, L.L.C. filed an action for patent infringement against Motorola, Inc. and two other defendants in Personalized Media Communications, L.L.C. v.

Motorola, Inc. et al., in the U.S. District Court for the Eastern District of Texas. The amended complaint alleges infringement of five patents by Motorola, Inc. The complaint alleges that Motorola, Inc. directly infringes, contributorily infringes or induces others to infringe the patents-in-suit by marketing, making, using and/or selling broadband transmission products, content origination products, head end products, digital set-top products and software products and services used in conjunction with digital set-top boxes. The complaint seeks unspecified monetary damages and injunctive relief. On April 13, 2011, Motorola Mobility, Inc. was substituted for Motorola, Inc.

Panasonic Corporation v. Freescale Semiconductor, Inc. et al.

On April 1, 2010, Panasonic Corporation (“Panasonic”) filed complaints for patent infringement against several Freescale Semiconductor entities and its customers (including Motorola, Inc.) in Certain Large Scale Integrated Circuit Semiconductor Chips and Products Containing Same (Inv. No. 337-TA-716) in the U.S. International Trade Commission and in Panasonic Corporation v. Freescale Semiconductor, Inc. in the U.S. District Court for the District of New Jersey. The complaints alleged infringement of two patents by Freescale components used in products by Motorola, Inc. The complaints, alleged that Motorola, Inc. manufactured, used, offered for sale, sold for importation, imported or sold after importation into the U.S. components that infringed claims of the patents-in-suit, including mobile phones that contained semiconductor chips supplied by Freescale Semiconductor. The ITC complaint sought exclusion and cease and desist orders. The New Jersey complaint sought unspecified monetary damages and injunctive relief. On April 30, 2010, the ITC instituted the investigation. On May 7, 2010, the New Jersey complaint was dismissed. On February 11, 2011, the parties jointly filed a motion to terminate the ITC investigation. On March 11, 2011, the ITC terminated the investigation against Motorola, Inc. following settlement between Panasonic and Freescale.

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

On November 9, 2010, Microsoft filed a complaint in the United States District Court for the Western District of Washington against Motorola, Inc. and Motorola Mobility, Inc. (the “Motorola Defendants”) alleging that the Motorola Defendants breached a contractual obligation to license certain patents related to 802.11 wireless networking technology and H.264 video coding technology on reasonable and non-discriminatory terms and conditions. The complaint seeks unspecified monetary damages and injunctive relief including a declaration that the Motorola Defendants have not offered royalties to Microsoft under reasonable rates with reasonable terms and conditions that are demonstrably free of any unfair discrimination. On February 23, 2011, Microsoft amended the complaint to add General Instrument Corporation (our indirect wholly-owned subsidiary) as a defendant.

In November 2010, Motorola Mobility, Inc. and General Instrument Corporation (our indirect wholly-owned subsidiary) filed complaints alleging patent infringement against Microsoft in the ITC and in the U.S. District Courts for the Southern District of Florida, Motorola Mobility, Inc. v. Microsoft Corporation, and the Western District of Wisconsin, Motorola Mobility, Inc. and General Instrument Corporation v. Microsoft Corporation and Motorola Mobility, Inc. and General Instrument Corporation v. Microsoft Corporation. The ITC matter is entitled In the Matter of Certain Gaming and Entertainment Consoles, Related Software, and Components Thereof (Inv. No. 337-TA-752). Among the complaints, Motorola Mobility, Inc. and General

Instrument Corporation are asserting infringement of claims in seventeen patents by Microsoft’s PC and Server software, Windows mobile software and Xbox products. The ITC complaint seeks exclusion and cease and desist orders. On December 23, 2010, the ITC instituted the investigation. The District Court complaints seek monetary damages and injunctive relief. In December 2010 and February 2011, Motorola Mobility, Inc. subsequently asserted claims of four additional patents in the Western District of Wisconsin, Motorola Mobility, Inc. v. Microsoft Corporation. Between December 23, 2010 and January 25, 2011, Microsoft filed counterclaims against Motorola Mobility, Inc. in these actions, alleging infringement of a total of fourteen additional Microsoft patents. Two of the complaints filed by Motorola Mobility, Inc. and General Instrument Corporation in the Western District of Wisconsin have been transferred to the U.S. District Court for the Western District of Washington.

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

On October 29, 2010, Apple Inc. filed a complaint alleging patent infringement against Motorola, Inc. and Motorola Mobility, Inc. with the United States International Trade Commission. The matter is entitled In the Matter of Certain Mobile Devices and Related Software (Inv. No. 337-TA-750). The complaint alleges infringement of three patents by Motorola, Inc. and Motorola Mobility, Inc. The complaint alleges that Motorola, Inc. and Motorola Mobility, Inc. directly infringe, contributorily infringe and/or induce others to infringe the three patents by manufacturing, marketing and selling in the United States mobile devices, such as smartphones, and associated software, including operating systems, user interfaces, and other application software designed for use on, and loaded onto, such devices. The complaint seeks the issuance of an exclusion order barring from entry into the United States certain mobile devices and related software and a cease and desist order prohibiting Motorola from importing, selling, transporting, and other related activities of certain mobile devices and related software. On November 30, 2010, the ITC instituted the investigation.

On March 11, 2011, Apple filed counterclaims against Motorola Mobility, Inc. in the ITC proceeding which were subsequently removed to the United States District Court for the Western District of Wisconsin, and instituted a new action in the Western District of Wisconsin, Apple Inc. v. Motorola Mobility, Inc., alleging that Motorola Mobility, Inc. breached commitments to various standards setting organizations. The counterclaims include equitable estoppel, waiver, breach of contract, violation of Section 2 of the Sherman Act, unfair competition and interference with contract. Apple seeks declaratory judgments that Motorola Mobility, Inc.’s license offers involving standards essential patents have not been on reasonable and non-discriminatory terms and conditions, that Motorola Mobility, Inc. is not entitled to injunctive relief and that Motorola Mobility, Inc. has committed patent misuse.

TiVo Matters

In August 2009, TiVo, Inc. (“TiVo”) commenced litigation against two customers of our Home business in TiVo, Inc. v. Verizon Comms., Inc. et. al. and TiVo, Inc. v. AT&T Inc. in the U.S. District Court for the Eastern District of Texas alleging patent infringement related to certain digital video recording (“DVR”) equipment sold by Motorola Mobility to these customers. The complaints seek damages and injunctions against our customers related to our DVR equipment. Verizon and AT&T have made indemnification demands to us based on the lawsuits.

On February 25, 2011, Motorola Mobility, Inc. and General Instrument Corporation (our indirect wholly-owned subsidiary) filed a patent infringement complaint against TiVo in the U.S. District Court for the Eastern District of Texas, Motorola Mobility, Inc. and General Instrument Corporation v. TiVo, Inc. The complaint alleges infringement of three patents by TiVo DVR products, and requests a declaration that two patents of TiVo are invalid and not infringed by certain DVR products of Motorola Mobility, Inc. and General Instrument Corporation. Our complaint asserts that an actual controversy exists between TiVo and Motorola Mobility, Inc./General Instrument Corporation based on TiVo’s accusations of infringement related to our Home business’ DVR products in the TiVo-Verizon lawsuit, Verizon’s indemnification demand to Motorola Mobility, Inc./General Instrument Corporation, and subsequent discovery in the TiVo-Verizon lawsuit directed at our Home business’ DVR products.

Rambus Inc. v. Motorola Mobility, Inc., et al.

On December 1, 2010, Rambus Inc. (“Rambus”) filed a complaint for patent infringement against several companies including Motorola, Inc. in Certain Semiconductor Chips and Products Containing Same (Inv. No. 337-TA-753) in the U.S. International Trade Commission. The complaint alleges that Motorola, Inc. designs, imports, and sells wireless gateways, wireless routers, DSL modems, set-top boxes, and digital video recorders incorporating at least Broadcom and LSI products that infringe claims of five Rambus patents. The ITC complaint seeks exclusion and cease and desist orders. On December 29, 2010, the ITC instituted the investigation. On February 15, 2011, Motorola Mobility, Inc. was substituted for Motorola, Inc.

Tax and Regulatory Proceedings in Brazil

Brazilian tax authorities have proposed assessments against the Company’s Brazilian subsidiary relating to various technology transfer taxes, duties, value added taxes and certain other taxes related to the subsidiary’s operations for calendar years 1997 through 2010. As of April 2, 2011, these assessments collectively represent reasonably possible loss contingencies under the applicable accounting standards of up to approximately $550 million, based on the exchange rate in effect at April 2, 2011, including interest and penalties. However, the Company is vigorously disputing these matters, believes it has valid defenses that are supported by the law, and believes that this amount is not a meaningful indicator of liability. These matters are progressing through the multiple levels of administrative and judicial review available in Brazil. Although we are vigorously disputing these matters, in the event of a loss of these matters at the intermediate administrative level, in order to continue to dispute the matter in Brazil’s judicial system, the Company may be required to deposit additional cash, bank or insurance bonds or pledge assets while the underlying matter is pending judicial review to cover an amount equal to the full value of the alleged tax assessment plus penalties and interest, which may negatively impact the Company’s cash liquidity, potentially significantly in some cases. Due to the complexities and uncertainty surrounding the administrative and judicial process in Brazil and the nature of the claims asserted, we do not expect a final resolution of these matters for several years.

For additional information regarding litigation and its potential impact on the Company, see “Item 1A. Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2010.

The Company is involved in various other lawsuits, claims and investigations arising in the normal course of business and relating to our business, such as intellectual property disputes, contractual disputes, and employment matters. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on Motorola Mobility’s consolidated financial position, liquidity or results of operations. However, an unfavorable resolution could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations in the periods in which the matters are ultimately resolved.

Item 1A. Risk Factors

The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” on pages 13 through 34 of the Company’s 2010 Annual Report on Form 10-K. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed and Reserved)

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Exhibits
10.1	Motorola Mobility Holdings, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Motorola Mobility’s Report on Form 8-K filed on February 22, 2011 (File No. 001-34805)).

Exhibit No.	Exhibits
10.2	Motorola Mobility Holdings, Inc. Change in Control Severance Plan (incorporated by reference to Exhibit 10.2 to Motorola Mobility’s Report on Form 8-K filed on February 22, 2011 (File No. 001-34805)).
10.3	Motorola Mobility Holdings, Inc. 2011 Mobility Incentive Plan (incorporated by reference to Exhibit 10.1 to Motorola Mobility’s Report on Form 8-K filed on March 11, 2011 (File No. 001-34805)).
10.4	Third amendment, effective March 15, 2011, to the Employment Agreement dated August 4, 2008, as amended, by and between Motorola Mobility Holdings, Inc. and Dr. Sanjay K. Jha (“Jha Employment Agreement”) (incorporated by reference to Exhibit 10.1 to Motorola Mobility’s Report on Form 8-K filed on March 16, 2011 (File No. 001-34805)).
10.5	Waiver Agreement entered into by and between the Company and Daniel M. Moloney, effective March 10, 2011 (incorporated by reference to Exhibit 10.2 to Motorola Mobility’s Report on Form 8-K filed on March 16, 2011 (File No. 001-34805)).
10.6	Waiver Agreement entered into by and between the Company and Scott A. Crum, effective March 10, 2011 (incorporated by reference to Exhibit 10.3 to Motorola Mobility’s Report on Form 8-K filed on March 16, 2011 (File No. 001-34805)).
*10.7	Form of Motorola Mobility Holdings, Inc. Restricted Stock Unit Substitute Award Agreement under the Motorola Mobility Holdings, Inc. Legacy Incentive Plan for grants by Motorola, Inc. to Thomas J. Meredith under the Motorola Omnibus Incentive Plan of 2006 which replaces Exhibit 10.36 to Motorola Mobility’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-34805).
*10.8	Motorola Mobility Holdings, Inc. Global Award Agreement for the Motorola Mobility Holdings, Inc. 2011 Incentive Compensation Plan-Terms and Conditions Related to Non-Qualified Employee Stock Options for Dr. Sanjay Jha pursuant to the terms of the Jha Employment Agreement which replaces Exhibit 10.48 to Motorola Mobility’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-34805).
*10.9	Motorola Mobility Holdings, Inc. Restricted Stock Agreement for Dr. Sanjay Jha granted under the Motorola Mobility Holdings, Inc. 2011 Incentive Compensation Plan pursuant to the terms of the Jha Employment Agreement which replaces Exhibit 10.50 to Motorola Mobility’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-34805).
*10.10	Form of Motorola Mobility Substitute Award Agreement for the Motorola Mobility Holdings, Inc. Legacy Incentive Plan-Terms and Conditions Related to Employee Non-Qualified Stock Options for grants made by Motorola, Inc. to Sanjay Jha under the Motorola Omnibus Incentive Plan of 2006 and the New York Stock Exchange inducement grant exception pursuant to the terms of the Jha Employment Agreement which replaces Exhibit 10.43 to Motorola Mobility’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-34805).
*10.11	Form of Motorola Mobility Holdings, Inc. Restricted Stock Unit Substitute Award Agreement under the Motorola Mobility Holdings, Inc. Legacy Incentive Plan pursuant to the terms of Jha Employment Agreement for make-whole grants made on August 4, 2008 by Motorola, Inc. to Sanjay Jha under the New York Stock Exchange inducement grant exception and the Motorola Omnibus Incentive Plan of 2006, as amended, which replaces Exhibit 10.44 to Motorola Mobility’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-34805).
*10.12	Motorola Mobility Holdings, Inc. Restricted Stock Unit Substitute Award Agreement under the Motorola Mobility Holdings, Inc. Legacy Incentive Plan for inducement grants made on August 4, 2008 by Motorola, Inc. to Sanjay Jha under the New York Stock Exchange inducement grant exception pursuant to the terms of the Jha Employment Agreement which replaces Exhibit 10.45 to Motorola Mobility’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-34805).

Exhibit No.	Exhibits
*10.13	Motorola Mobility Holdings, Inc. Stock Consideration Agreement pursuant to the terms of the Jha Employment Agreement for August 4, 2008 inducement grants which replaces Exhibit 10.47 to Motorola Mobility’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-34805).
*31.1	Certification of Dr. Sanjay K. Jha pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Marc E. Rothman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Dr. Sanjay K. Jha pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Marc E. Rothman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

MOTOROLA and the Stylized M Logo are trademarks or registered trademarks of Motorola Trademark Holdings, LLC.

All other product or service names are the property of their respective owners. © 2011 Motorola Mobility, Inc. All rights reserved.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Motorola Mobility Holdings, Inc.

By:	/S/ MARK R. VALENTINE
Mark R. Valentine Vice President and Controller (Principal Accounting Officer)

Date: April 29, 2011

EXHIBIT INDEX

Exhibit No.	Exhibits
10.1	Motorola Mobility Holdings, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Motorola Mobility’s Report on Form 8-K filed on February 22, 2011 (File No. 001-34805)).
10.2	Motorola Mobility Holdings, Inc. Change in Control Severance Plan (incorporated by reference to Exhibit 10.2 to Motorola Mobility’s Report on Form 8-K filed on February 22, 2011 (File No. 001-34805)).
10.3	Motorola Mobility Holdings, Inc. 2011 Mobility Incentive Plan (incorporated by reference to Exhibit 10.1 to Motorola Mobility’s Report on Form 8-K filed on March 11, 2011 (File No. 001-34805)).
10.4	Third amendment, effective March 15, 2011, to the Employment Agreement dated August 4, 2008, as amended, by and between Motorola Mobility Holdings, Inc. and Dr. Sanjay K. Jha (“Jha Employment Agreement”) (incorporated by reference to Exhibit 10.1 to Motorola Mobility’s Report on Form 8-K filed on March 16, 2011 (File No. 001-34805)).
10.5	Waiver Agreement entered into by and between the Company and Daniel M. Moloney, effective March 10, 2011 (incorporated by reference to Exhibit 10.2 to Motorola Mobility’s Report on Form 8-K filed on March 16, 2011 (File No. 001-34805)).
10.6	Waiver Agreement entered into by and between the Company and Scott A. Crum, effective March 10, 2011 (incorporated by reference to Exhibit 10.3 to Motorola Mobility’s Report on Form 8-K filed on March 16, 2011 (File No. 001-34805)).
*10.7	Form of Motorola Mobility Holdings, Inc. Restricted Stock Unit Substitute Award Agreement under the Motorola Mobility Holdings, Inc. Legacy Incentive Plan for grants by Motorola, Inc. to Thomas J. Meredith under the Motorola Omnibus Incentive Plan of 2006 which replaces Exhibit 10.36 to Motorola Mobility’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-34805).
*10.8	Motorola Mobility Holdings, Inc. Global Award Agreement for the Motorola Mobility Holdings, Inc. 2011 Incentive Compensation Plan-Terms and Conditions Related to Non-Qualified Employee Stock Options for Dr. Sanjay Jha pursuant to the terms of the Jha Employment Agreement which replaces Exhibit 10.48 to Motorola Mobility’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-34805).
*10.9	Motorola Mobility Holdings, Inc. Restricted Stock Agreement for Dr. Sanjay Jha granted under the Motorola Mobility Holdings, Inc. 2011 Incentive Compensation Plan pursuant to the terms of the Jha Employment Agreement which replaces Exhibit 10.50 to Motorola Mobility’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-34805).
*10.10	Form of Motorola Mobility Substitute Award Agreement for the Motorola Mobility Holdings, Inc. Legacy Incentive Plan-Terms and Conditions Related to Employee Non-Qualified Stock Options for grants made by Motorola, Inc. to Sanjay Jha under the Motorola Omnibus Incentive Plan of 2006 and the New York Stock Exchange inducement grant exception pursuant to the terms of the Jha Employment Agreement which replaces Exhibit 10.43 to Motorola Mobility’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-34805).
*10.11	Form of Motorola Mobility Holdings, Inc. Restricted Stock Unit Substitute Award Agreement under the Motorola Mobility Holdings, Inc. Legacy Incentive Plan pursuant to the terms of Jha Employment Agreement for make-whole grants made on August 4, 2008 by Motorola, Inc. to Sanjay Jha under the New York Stock Exchange inducement grant exception and the Motorola Omnibus Incentive Plan of 2006, as amended, which replaces Exhibit 10.44 to Motorola Mobility’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-34805).

Exhibit No.	Exhibits
*10.12	Motorola Mobility Holdings, Inc. Restricted Stock Unit Substitute Award Agreement under the Motorola Mobility Holdings, Inc. Legacy Incentive Plan for inducement grants made on August 4, 2008 by Motorola, Inc. to Sanjay Jha under the New York Stock Exchange inducement grant exception pursuant to the terms of the Jha Employment Agreement which replaces Exhibit 10.45 to Motorola Mobility’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-34805).
*10.13	Motorola Mobility Holdings, Inc. Stock Consideration Agreement pursuant to the terms of the Jha Employment Agreement for August 4, 2008 inducement grants which replaces Exhibit 10.47 to Motorola Mobility’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-34805).
*31.1	Certification of Dr. Sanjay K. Jha pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Marc E. Rothman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Dr. Sanjay K. Jha pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Marc E. Rothman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith