Form 10-Q
period 2011-07-02
Motorola Mobility Holdings, Inc
filed 2011-07-29
CIK 1495569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended July 2, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on July 2, 2011:

Class	Number of Shares
Common Stock; $.01 Par Value	296,939,608

Part I—Financial Information

Motorola Mobility Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net revenues	$3,337	$2,609	$6,369	$5,089
Costs of sales	2,473	1,945	4,750	3,830
Gross margin	864	664	1,619	1,259
Selling, general and administrative expenses	456	385	873	756
Research and development expenditures	395	372	752	739
Other charges (income)	36	(209)	53	(180)
Operating earnings (loss)	(23)	116	(59)	(56)
Other income (expense):
Interest income (expense), net	1	(18)	3	(29)
Gains on sales of investments	10	—	10	—
Other, net	(5)	(6)	(22)	(22)
Total other income (expense)	6	(24)	(9)	(51)
Earnings (loss) before income taxes	(17)	92	(68)	(107)
Income tax expense	39	15	69	27
Net earnings (loss)	(56)	77	(137)	(134)
Less: Loss attributable to non-controlling interests	—	(3)	—	(2)
Net earnings (loss) attributable to Motorola Mobility Holdings, Inc.	$(56)	$80	$(137)	$(132)
Earnings (loss) per common share (Note 3):
Basic	$(0.19)	$0.27	$(0.46)	$(0.45)
Diluted	$(0.19)	N/A	$(0.46)	N/A
Weighted average common shares outstanding:
Basic	295.8	294.3	295.3	294.3
Diluted	295.8	N/A	295.3	N/A

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Mobility Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In millions)	July 2, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$3,026	$—
Accounts receivable, net	1,843	1,571
Inventories, net	744	843
Deferred income taxes	80	110
Other current assets	620	595

Total current assets	6,313	3,119

Cash deposits	180	—
Property, plant and equipment, net	806	806
Investments	122	137
Deferred income taxes	98	49
Goodwill	1,423	1,396
Other assets	614	697

Total assets	$9,556	$6,204
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,728	$1,731
Accrued liabilities	2,276	2,115

Total current liabilities	4,004	3,846

Other liabilities	648	603
Stockholders’ Equity
Common stock: $.01 par value;	3	—
Authorized shares: 900.0
Issued shares: 297.6
Outstanding shares: 296.9
Additional paid-in capital	5,051	—
Accumulated other comprehensive loss	(13)	(345)
Retained earnings (accumulated deficit)	(137)	—
Owner’s net investment, prior to Separation	—	2,077

Total Motorola Mobility Holdings, Inc. stockholders’ equity	4,904	1,732
Non-controlling interests	—	23

Total stockholders’ equity	4,904	1,755

Total liabilities and stockholders’ equity	$9,556	$6,204

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Mobility Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

			Accumulated Other Comprehensive Income (Loss)
(In millions)	Shares	Common Stock and Additional Paid-in Capital	Fair Value Adjustment to Available for Sale Securities, Net of Tax	Foreign Currency Translation Adjustments, Net of Tax	Retirement Benefits Adjustments, Net of Tax	Retained Earnings (Accumulated Deficit)	Owner’s Net Investment, Prior to Separation	Non-Controlling Interests	Comprehensive Earnings (Loss)
Balances at December 31, 2010	—	$—	$14	$(349)	$(10)	$—	$2,077	$23
Capital contribution from Former Parent							3,200
Separation-related adjustments			(5)	346	(4)		(311)	(23)
Reclassification of Owner’s Net Investment to Common Stock and Additional Paid-in Capital in connection with Separation	294.3	4,966					(4,966)
Net loss						(137)			(137)
Impact of sale of securities, net of tax of $5			(9)						(9)
Foreign currency translation adjustments				4					4
Issuance of common stock and stock options exercised	2.6	2
Share-based compensation expense		86
Balances at July 2, 2011	296.9	$5,054	$—	$1	$(14)	$(137)	$—	$—	$(142)

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Mobility Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
(In millions)	July 2, 2011	July 3, 2010
Operating
Net loss attributable to Motorola Mobility Holdings, Inc.	$(137)	$(132)
Loss attributable to non-controlling interests	—	(2)

Net loss	(137)	(134)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	110	111
Share-based compensation expense	86	78
Non-cash other charges	17	1
Gains on sales of investments	(10)	—
Deferred income taxes	(15)	(3)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(263)	51
Inventories	99	60
Other current assets	45	79
Accounts payable and accrued liabilities	95	(89)
Other assets and liabilities	80	(97)

Net cash provided by operating activities	107	57
Investing
Acquisitions and investments	(44)	(20)
Proceeds from sales of investments	17	—
Capital expenditures	(96)	(42)
Cash deposits	(23)	—
Other, net	1	6

Net cash used for investing activities	(145)	(56)
Financing
Share-based compensation activity	2	—
Capital contribution from Former Parent, net of cash deposits of $168	3,032	—
Other, net	15	—
Net transfers to Former Parent	—	(28)

Net cash provided by (used for) financing activities	3,049	(28)
Effect of exchange rate changes on cash and cash equivalents	15	27
Net increase in cash and cash equivalents	3,026	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$3,026	$—
Cash Flow Information
Cash paid during the period for:
Interest, net	$1	N/A
Income taxes, net of refunds	89	N/A

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

At the time of the Distribution, the Former Parent contributed $3.2 billion in cash, cash equivalents and cash deposits to the Company (the “Distribution Date Contribution”). Additional contributions totaling $300 million from the Former Parent are due in cash if and when the Former Parent receives cash distributions as a result of the reduction in registered capital of an overseas subsidiary (the “Deferred Contribution”). On July 22, 2011, the Company received $75 million of the Deferred Contribution due from the Former Parent.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and all controlled subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements as of July 2, 2011 and December 31, 2010 and for the three months and six months ended July 2, 2011 and July 3, 2010 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the combined financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010. The results of operations for the three months and six months ended July 2, 2011 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior period financial statements and related notes have been reclassified to conform to the 2011 presentation.

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

The following table presents the expense (income) allocations reflected in the Company’s statements of operations:

July 3, 2010	Three Months Ended	Six Months Ended
Leveraged services expenses	$ 138	$ 267

Employee benefits and incentives	129	208

Basic research	2	5

Interest expense (income), net	15	26

	$ 284	$ 506

The Company and the Former Parent considered these leveraged services expenses, employee benefits and incentives, basic research and interest expense (income) allocations to be a reasonable reflection of the services provided to the Company by the Former Parent. For the three months and six months ended July 2, 2011, there are no allocations from the Former Parent in the statement of operations.

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

For purposes of the Company’s historical financial statements, income tax expense and deferred income tax balances were recorded as if the Company filed tax returns on a separate return basis (“hypothetical carve-out basis”) from the Former Parent. The Company’s historical income tax balances reflected tax losses and tax credits generated by the Company while divisions within the Former Parent’s legal entities which were available for use by the Former Parent’s other businesses. Additionally, as part of the Separation, the Former Parent entered into taxable transactions when separating the Company’s non-U.S. assets and liabilities into separate non-U.S. subsidiaries of the Company. As a result of these taxable transactions and the use of certain tax losses and credits by the Former Parent, the Company’s income tax balances, as presented on the hypothetical carve-out basis, at December 31, 2010 were adjusted after the Separation to reflect the Company’s post-Separation income tax positions, including unrecognized tax benefits, tax loss and credit carry forwards, other deferred tax assets and valuation allowances. The adjustment resulted in a decrease in the hypothetical carve-out income tax balances with an offsetting $32 million increase in Stockholders’ Equity.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued authoritative guidance that changes the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively during interim and annual periods beginning after December 15, 2011. The Company anticipates that the adoption of this standard will not materially expand its consolidated financial statement footnote disclosures or change the way it measures fair value.

In June 2011, the FASB issued authoritative guidance which amends current comprehensive income guidance. This guidance eliminates the option to present the components of comprehensive income as part of the statement of stockholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for the Company during the interim and annual periods beginning after December 15, 2011. The adoption of this guidance will not have an impact on the Company’s consolidated statements of operations, balance sheets or cash flows as it only requires a change in the format of the current presentation.

2.	Relationship with the Former Parent

In connection with the Separation, the Company entered into a series of agreements with the Former Parent which are intended to govern the relationship between the Company and the Former Parent going forward. These agreements include a Master Separation and Distribution Agreement, intellectual property agreements, a trademark license agreement, a tax sharing agreement and an employee matters agreement. The Company also entered into other related agreements with the Former Parent including transition services agreements. During the three months and six months ended July 2, 2011, the net expense to the Company related to these agreements was not material. See Note 10, “Commitments and Contingencies”, regarding indemnifications to and from the Former Parent.

8
3.	Other Financial Data

Statement of Operations Information

Other Charges (Income)

Other charges (income) included in Operating earnings (loss) consist of the following:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Legal claim provision	$20	$—	$20	—
Intangible asset amortization	16	14	32	$27
Intangible asset impairment	—	—	4	—
Reorganization of businesses	—	5	(3)	21
Legal settlement	—	(228)	—	(228)

	$36	$(209)	$53	$(180)

In June 2010, the Company announced that it had entered into a settlement and license agreement with another company, which resolved all outstanding litigation between the two companies. The agreement includes provisions for an upfront payment of $175 million from the other company to the Company, future royalties to be paid by the other company to the Company for the license of certain intellectual property, and the transfer of certain patents between the companies. As a result of this agreement and the valuation of the patents exchanged, the Company recorded a pre-tax gain of $228 million during the three months ended July 3, 2010, related to the settlement of the outstanding litigation between the parties.

Other Income (Expense)

Interest income (expense), net, and Other, net, both included in Other income (expense), consist of the following:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Interest income (expense), net:
Interest income	$6	$7	$10	$12
Interest expense	(5)	(25)	(7)	(41)

	$1	$(18)	$3	$(29)

Other, net:
Foreign currency costs	(10)	(10)	(22)	(19)
Investment impairments	—	(1)	—	(8)
Other	5	5	—	5

	$(5)	$(6)	$(22)	$(22)

Earnings (Loss) Per Common Share

The computation of basic and diluted earnings (loss) per common share attributable to Motorola Mobility Holdings, Inc. common stockholders is as follows:

	Amounts attributable to Motorola Mobility Holdings, Inc. common stockholders
	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Basic earnings (loss) per common share:
Net earnings (loss)	$(56)	$80	$(137)	$(132)
Weighted average common shares outstanding	295.8	294.3	295.3	294.3

Per share amount	$(0.19)	$0.27	$(0.46)	$(0.45)

Diluted earnings (loss) per common share:
Net earnings (loss)	$(56)	N/A	$(137)	N/A

Weighted average common shares outstanding	295.8	N/A	295.3	N/A
Add effect of dilutive securities:
Share-based awards and other	—	N/A	—	N/A

Diluted weighted average common shares outstanding	295.8	N/A	295.3	N/A

Per share amount	$(0.19)	N/A	$(0.46)	N/A

For the three months and six months ended July 2, 2011, the Company was in a net loss position and, accordingly, the assumed exercise of 0.6 million and 1.1 million stock options, respectively, and the assumed vesting of 1.7 million and 2.2 million restricted stock units, respectively, were excluded from diluted weighted average shares outstanding because their inclusion would have been anti-dilutive.

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

Balance Sheet Information

Cash and Cash Equivalents and Cash Deposits

The Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $3.0 billion at July 2, 2011. In addition, the Company had $203 million of cash deposits, primarily related to various legal disputes, at July 2, 2011. At July 2, 2011, $23 million of this amount was current and included in Other current assets in the Company’s condensed consolidated balance sheet (all of which was held in the U.S.) and $180 million of this amount was non-current (including $171 million held outside the U.S.). Prior to Separation, the Company participated in the Former Parent’s cash management program. As a result, the Company has recorded no cash, cash equivalents or cash deposits on its balance sheet prior to Separation.

Accounts Receivable

Accounts receivable, net, consists of the following:

	July 2, 2011	December 31, 2010
Accounts receivable	$1,889	$1,620
Less allowance for doubtful accounts	(46)	(49)

	$1,843	$1,571

Inventories

Inventories, net, consists of the following:

	July 2, 2011	December 31, 2010
Work-in-process and production materials	$559	$724
Finished goods	454	508

	1,013	1,232
Less inventory reserves	(269)	(389)

	$744	$843

Other Current Assets

Other current assets consists of the following:

	July 2, 2011	December 31, 2010
Contractor receivables	$228	$239
Deferred costs	125	163
Tax refunds receivable	71	103
Royalty license arrangements	51	44
Cash deposits	23	—
Other	122	46

	$620	$595

Property, Plant and Equipment

Property, plant and equipment, net, consists of the following:

	July 2, 2011	December 31, 2010
Land	$44	$44
Building	712	716
Machinery and equipment	1,728	1,665

	2,484	2,425
Less accumulated depreciation	(1,678)	(1,619)

	$806	$806

Depreciation expense for the three months ended July 2, 2011 and July 3, 2010 was $40 million and $48 million, respectively. Depreciation expense for the six months ended July 2, 2011 and July 3, 2010 was $78 million and $84 million, respectively.

Investments

Investments consists of the following:

July 2, 2011	Recorded Value	Less		Cost Basis
		Unrealized Gains	Unrealized Losses
Available-for-sale securities:
Common stock and equivalents	$—	$—	$—	$—
Other securities, at cost	95	—	—	95
Equity method investments	27	—	—	27

	$122	$—	$—	$122

December 31, 2010	Recorded Value	Less		Cost Basis
		Unrealized Gains	Unrealized Losses
Available-for-sale securities:
Common stock and equivalents	$21	$14	$—	$7
Other securities, at cost	89	—	—	89
Equity method investments	27	—	—	27

	$137	$14	$—	$123

During the three months ended July 2, 2011, the Company disposed of Available-for-sale common stock and equivalents resulting in a gain on sale of investments of $10 million.

During the three months and six months ended July 2, 2011, investment impairment charges recorded by the Company were de minimis. During the three months and six months ended July 3, 2010, the Company recorded investment impairment charges of $1 million and $8 million, respectively, representing other-than-temporary declines in the value of the Company’s investment portfolio, primarily related to other securities recorded at cost. Investment impairment charges are included in Other within Other income (expense) in the Company’s condensed consolidated statements of operations.

Other Assets

Other assets consists of the following:

	July 2, 2011	December 31, 2010
Royalty license arrangements	$224	$228
Intangible assets, net of accumulated amortization of $646 and $614	176	205
Deferred costs	145	180
Value-added tax refunds receivable	29	48
Other	40	36

	$614	$697

Accrued Liabilities

Accrued liabilities consists of the following:

	July 2, 2011	December 31, 2010
Customer reserves	$360	$256
Deferred revenue	334	325
Warranty reserves	258	206
Royalty license arrangements	242	211
Compensation	226	246
Contractor payables	159	179
Tax liabilities	102	140
Other	595	552

	$2,276	$2,115

Other Liabilities

Other liabilities consists of the following:

	July 2, 2011	December 31, 2010
Deferred revenue	$194	$224
Defined benefit pension plans	99	93
Facility financing obligation	98	96
Deferred income taxes	79	79
Unrecognized tax benefits	7	18
Other	171	93

	$648	$603

4.	Risk Management

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

As of July 2, 2011 and December 31, 2010, the Company had outstanding foreign exchange contracts with notional values totaling $362 million and $608 million, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company’s condensed consolidated statements of operations.

The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of July 2, 2011 and the corresponding positions as of December 31, 2010:

	Notional Amount
Net Buy (Sell) by Currency	July 2, 2011	December 31, 2010
Chinese Yuan	$101	$14
Indian Rupee	(26)	(43)
Brazilian Real	(26)	(394)
Korean Won	(40)	(30)
Euro	(58)	(54)

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

Income Tax Expense

For the three months ended July 2, 2011 and July 3, 2010, the Company recorded net income tax expense of $39 million and $15 million, respectively, primarily comprised of taxes on foreign earnings and foreign withholding taxes on royalty and other income.

For the six months ended July 2, 2011 and July 3, 2010, the Company recorded net income tax expense of $69 million and $27 million, respectively, primarily comprised of taxes on foreign earnings and foreign withholding taxes on royalty and other income.

The Company has not recorded a tax benefit on its U.S. losses due to its recent history of cumulative U.S. losses.

Deferred Income Taxes

As of July 2, 2011, the Company’s net deferred tax assets, exclusive of valuation allowances, were $2.5 billion, compared to $2.9 billion as of December 31, 2010. As of July 2, 2011, the valuation allowance against the net deferred tax assets was $2.4 billion, as compared to $2.8 billion as of December 31, 2010.

Included in the net deferred tax assets of $2.5 billion as of July 2, 2011 are: (i) approximately $1.0 billion of deferred tax assets related to capitalized R&D costs that may be amortized for tax purposes through 2019; (ii) approximately $600 million of deferred tax assets related to U.S. and foreign tax loss and credit carry forwards; and (iii) approximately $900 million of deferred taxes related to other temporary differences.

Unrecognized Tax Benefits

The Company had unrecognized tax benefits of $25 million and $101 million, at July 2, 2011 and December 31, 2010, respectively. The decrease in unrecognized tax benefits is attributable to a $76 million decrease relating to post-Separation adjustments.

6.	Share-Based Compensation Plans

Upon Separation, all outstanding Former Parent stock options, stock appreciation rights and restricted stock units (“RSU”) for the Company’s employees were replaced with awards in the Company using a formula designed to preserve the intrinsic value and fair value of the award immediately prior to Separation. There was no incremental compensation expense to the Company related to the replacement of the Former Parent share-based compensation awards. Any unrecognized compensation expense related to the replaced awards will be recognized by the Company over the remaining vesting period of the awards. During the six months ended July 2, 2011, the Company began to grant share based compensation to employees and non-employee directors under the Company’s incentive plans.

Stock Options

During the six months ended July 2, 2011, the Company granted 9.7 million stock options. The weighted-average estimated fair value of employee stock options granted during the six months ended July 2, 2011 was $11.70. As of July 2, 2011, the Company had 23.9 million stock options and stock appreciation rights outstanding.

Restricted Stock and Restricted Stock Units

During the six months ended July 2, 2011, the Company granted 4.4 million restricted stock (“RS”) and RSUs with a weighted-average fair market value of $29.33 per RS and RSU. As of July 2, 2011, the Company had 9.2 million RS and RSUs outstanding.

Employee Stock Purchase Plan

During the three months ended July 2, 2011, employees began to participate in the Company’s new employee stock purchase plan. The employee stock purchase plan allows eligible participants to purchase shares of the Company’s common stock through payroll deductions of up to 10% of eligible compensation on an after-tax basis. Plan participants cannot purchase more than $25,000 of stock in any calendar year. The price an employee pays per share is 85% of the lower of the fair market value of the Company’s stock on the close of the first trading day or last trading day of the purchase period. The plan has two purchase periods, the first one from May 1 through October 31 and the second one from November 1 through April 30. During the three months ended July 2, 2011, there was no purchase of the Company’s stock under the plan as the initial offering period had not yet closed.

Compensation expense related to the Company’s employee stock options, stock appreciation rights, restricted stock, restricted stock units and employee stock purchase plan was as follows (prior to Separation, compensation expense included the Company’s employees, as well as allocated compensation expense from the Former Parent’s corporate functions):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Share-based compensation expense included in:
Costs of sales	$4	$4	$8	$7
Selling, general and administrative expenses	28	23	49	46
Research and development expenditures	14	13	29	25

Share-based compensation expense included in Operating earnings (loss)	46	40	86	78
Tax benefit	—	—	—	—

Share-based compensation expense, net of tax	$46	$40	$86	$78

7.	Fair Value Measurements

The Company had no non-financial assets or liabilities that are required to be measured at fair value on a recurring basis as of July 2, 2011.

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

Level 3—Valuations derived from valuation techniques, in which one or more significant inputs are unobservable.

The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of July 2, 2011 were as follows:

July 2, 2011	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange derivative contracts	$—	$2	$—	$2
Liabilities:
Foreign exchange derivative contracts	$—	$6	$—	$6

8.	Sales of Receivables

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

Total sales of accounts receivable were $66 million and $45 million during the three months ended July 2, 2011 and July 3, 2010, respectively, and $97 million and $116 million for the six months ended July 2, 2011 and July 3, 2010, respectively. As of July 2, 2011, there were $66 million of accounts receivable outstanding under these programs for which the Company retained servicing obligations, compared to $43 million at December 31, 2010.

9.	Credit Facilities

On January 4, 2011, the Company entered into a $500 million unsecured three-year credit agreement (the “Credit Agreement”) with a syndicate of lenders. The Credit Agreement provides for a revolving credit facility and a letter of credit facility, is guaranteed by certain of the Company’s subsidiaries, and contains restrictive covenants. The Company may use any borrowings under the Credit Agreement for general corporate purposes. No obligations are outstanding under the Credit Agreement as of July 2, 2011.

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

Tax and Regulatory Proceedings in Brazil

In connection with the Company’s operations in Brazil, Brazilian tax authorities have proposed assessments against the Company’s Brazilian subsidiary relating to various technology transfer taxes, duties, value added taxes, certain other taxes and labor related matters related to the subsidiary’s operations for calendar years 1997 through 2010. As of July 2, 2011, these assessments collectively represent reasonably possible loss contingencies under the applicable accounting standards of up to approximately $530 million, based on the exchange rate in effect at July 2, 2011, including interest and penalties. However, the Company is vigorously disputing these matters, believes it has valid defenses that are supported by the law, and believes that this amount is not a meaningful indicator of liability. These matters are progressing through the multiple levels of administrative and judicial review available in Brazil. Due to the complexities and uncertainty surrounding the administrative and judicial process in Brazil and the nature of the claims asserted, the Company does not expect a final resolution of these matters for several years.

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

As of July 2, 2011, the Company had approximately $166 million of cash deposits, including accrued interest, for these matters, which are included in Cash deposits in the Company’s condensed consolidated balance sheet as of July 2, 2011.

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

Furthermore, pursuant to the Master Separation and Distribution Agreement and certain other agreements with the Former Parent, the Company agreed to indemnify the Former Parent for certain liabilities, and the Former Parent agreed to indemnify the Company for certain liabilities, in each case for uncapped amounts.

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

Summarized below are the Company’s net revenues and operating earnings (loss) by segment for the three months and six months ended July 2, 2011 and July 3, 2010:

	Net Revenues		Operating Earnings (Loss)
Three Months Ended	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Mobile Devices	$2,430	$1,723	$(85)	$87
Home	907	886	62	29

	$3,337	$2,609

Operating earnings (loss)			(23)	116
Total other income (expense)			6	(24)

Earnings (loss) before income taxes			$(17)	$92

	Net Revenues		Operating Earnings (Loss)
Six Months Ended	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Mobile Devices	$4,558	$3,365	$(174)	$(105)
Home	1,811	1,724	115	49

	$6,369	$5,089

Operating loss			(59)	(56)
Total other expense			(9)	(51)

Loss before income taxes			$(68)	$(107)

12.	Reorganization of Businesses

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

2011 Activity

During the three months ended July 2, 2011, the Company recorded $1 million of additional charges related to restructuring actions under Other charges in the Company’s condensed consolidated statements of operations, and $1 million of reversals of reorganization of business charges for accruals no longer needed.

During the six months ended July 2, 2011, the Company recorded $6 million of net reversals of reorganization of business charges, including $3 million of Separation-related adjustments for employees that remained with the Former Parent and $4 million of reversals for accruals no longer needed, partially offset by $1 million of additional charges related to restructuring actions under Other charges in the Company’s condensed consolidated statements of operations.

The following table displays the net charges (reversals of accruals) incurred by business segment:

July 2, 2011	Three Months Ended	Six Months Ended
Mobile Devices	$—	$(3)
Home	—	—

	$—	$(3)

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2011 to July 2, 2011:

	Accruals at January 1, 2011	Additional Charges	Adjustments	Amount Used	Accruals at July 2, 2011
Exit costs	$12	$—	$—	$(2)	$10
Employee separation costs	32	1	(7)	(23)	3

	$44	$1	$(7)	$(25)	$13

Adjustments include foreign currency translation adjustments.

Exit Costs

At January 1, 2011, the Company had an accrual of $12 million for exit costs attributable to lease terminations. The $2 million used reflects cash payments. The remaining accrual of $10 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheet at July 2, 2011, represents future cash payments, primarily for lease termination obligations that are expected to be paid over a number of years.

Employee Separation Costs

At January 1, 2011, the Company had an accrual of $32 million for employee separation costs, representing the severance costs for approximately 1,100 employees. The adjustments of $7 million reflect reversals of accruals no longer needed and the additional charges of $1 million relate to restructuring actions taken by the Company. During the six months ended July 2, 2011, approximately 600 employees, of which 100 were direct employees and 500 were indirect employees, were separated from the Company. The $23 million used reflects cash payments to these separated employees. The remaining accrual of $3 million is included in Accrued liabilities in the Company’s condensed consolidated balance sheet at July 2, 2011.

2010 Activity

During the three months ended July 3, 2010, the Company recorded net reorganization of business charges of $7 million, including $2 million of charges in Costs of sales and $5 million of charges under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate $7 million are charges of $12 million for employee separation costs, partially offset by $5 million of reversals for accruals no longer needed.

During the six months ended July 3, 2010, the Company recorded net reorganization of business charges of $27 million, including $6 million of charges in Costs of sales and $21 million of charges under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate $27 million are charges of $36 million for employee separation costs, partially offset by $9 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by business segment:

July 3, 2010	Three Months Ended	Six Months Ended
Mobile Devices	$2	$17
Home	5	10

	$7	$27

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2010 to July 3, 2010:

	Accruals at January 1, 2010	Additional Charges	Adjustments	Amount Used	Accruals at July 3, 2010
Exit costs	$39	$—	$(3)	$(15)	$21
Employee separation costs	33	36	(8)	(35)	26

	$72	$36	$(11)	$(50)	$47

Adjustments include foreign currency translation adjustments.

Exit Costs

At January 1, 2010, the Company had an accrual of $39 million for exit costs attributable to lease terminations. There were no material additional charges related to exit costs. The adjustments of $3 million reflect: (i) $2 million of reversals of accruals no longer needed, and (ii) $1 million of foreign currency translation adjustments. The $15 million used reflects cash payments. The remaining accrual of $21 million was included in Accrued liabilities in the Company’s condensed combined balance sheet at July 3, 2010.

Employee Separation Costs

At January 1, 2010, the Company had an accrual of $33 million for employee separation costs, representing the severance costs for approximately 400 employees. The additional charges of $36 million represent severance costs for approximately an additional 1,000 employees, of which 400 were direct employees and 600 were indirect employees. The adjustments of $8 million reflect: (i) $7 million of reversals of accruals no longer needed and (ii) $1 million of foreign currency translation adjustments. During the six months ended July 3, 2010, approximately 700 employees, of which 200 were direct employees and 500 were indirect employees, were separated from the Company. The $35 million used reflects cash payments to these separated employees. The remaining accrual of $26 million was included in Accrued liabilities in the Company’s combined balance sheet at July 3, 2010.

13.	Intangible Assets and Goodwill

Intangible Assets

Amortized intangible assets were comprised of the following:

	July 2, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Completed technology	$511	$441	$507	$418
Licensed technology	106	106	105	105
Patents	97	20	97	16
Customer-related	64	41	62	37
In-process research and development	6	—	10	—
Other intangibles	38	38	38	38

	$822	$646	$819	$614

Amortization expense on intangible assets, which is included within Other charges, was $16 million and $14 million for the three months ended July 2, 2011 and July 3, 2010, respectively. Amortization expense on intangible assets, which is included within Other charges, was $32 million and $27 million for the six months ended July 2, 2011 and July 3, 2010, respectively. As of July 2, 2011, annual amortization expense is estimated to be $60 million in 2011, $43 million in 2012, $33 million in 2013, $19 million in 2014 and $11 million in 2015.

During the three months ended April 2, 2011, the Company recorded an impairment of $4 million related to the abandonment of previously acquired in-process research and development.

Amortized intangible assets, excluding goodwill, by business segment were as follows:

	July 2, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Mobile Devices	$150	$59	$153	$53
Home	672	587	666	561

	$822	$646	$819	$614

Goodwill

The following table displays a rollforward of the carrying amount of goodwill by reportable segment from January 1, 2011 to July 2, 2011:

	Mobile Devices	Home	Total
Balances as of January 1, 2011:
Aggregate goodwill acquired	$133	$1,391	$1,524
Accumulated impairment losses	(55)	(73)	(128)
Goodwill, net of impairment losses	78	1,318	1,396
Goodwill acquired	—	25	25
Adjustments	2	—	2
Balances as of July 2, 2011:
Aggregate goodwill acquired	135	1,416	1,551
Accumulated impairment losses	(55)	(73)	(128)
Goodwill, net of impairment losses	$80	$1,343	$1,423

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This commentary should be read in conjunction with Motorola Mobility Holdings, Inc.’s (the “Company’s”) condensed consolidated financial statements for the three and six months ended July 2, 2011 and July 3, 2010, as well as the Company’s combined financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

•	Looking Forward—This section provides a discussion of management’s general outlook about market demand, competition and product development.

•	Results of Operations—This section provides an analysis of our results of operations for the three and six months ended July 2, 2011 and July 3, 2010.

•	Liquidity and Capital Resources—This section provides a discussion of our current financial condition and an analysis of our cash flows for the six months ended July 2, 2011 and July 3, 2010.

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

We operate our business in two segments. The Mobile Devices segment is focused on mobile wireless devices and related products and services. This segment’s net revenues were $2.4 billion in the second quarter of 2011 and $1.7 billion in the second quarter of 2010, representing 73% and 66%, respectively, of Motorola Mobility’s consolidated net revenues. The Home segment is focused on technologies to provide video entertainment services to consumers by enabling subscribers to access a variety of interactive digital television services. This segment’s net revenues were $907 million in the second quarter of 2011 and $886 million in the second quarter of 2010, representing 27% and 34%, respectively, of Motorola Mobility’s consolidated net revenues.

Motorola Mobility’s Financial Results for the quarter ended July 2, 2011

•

Net Revenues: Our net revenues were $3.3 billion in the second quarter of 2011, up 28% compared to net revenues of $2.6 billion in the second quarter of 2010. Net revenues increased 41% in the Mobile Devices segment and 2% in the Home segment.

•	Operating Earnings (Loss): We incurred an operating loss of $23 million in the second quarter of 2011, compared to operating earnings of $116 million in the second quarter of 2010.

•	Net Earnings (Loss): We incurred a net loss of $56 million in the second quarter of 2011, compared to net earnings of $80 million in the second quarter of 2010.

•

Operating Cash Flows: We generated $107 million of net cash from operating activities in the first half of 2011, compared to generating $57 million of net cash from operating activities in the first half of 2010.

Financial results for our two business segments for the quarter ended July 2, 2011

•

In Our Mobile Devices Business: Net revenues were $2.4 billion in the second quarter of 2011, an increase of 41% compared to net revenues of $1.7 billion in the second quarter of 2010. The increase in net revenues was primarily driven by an 8% increase in average selling price (“ASP”) and by a 33% increase in unit shipments. We shipped 11.0 million mobile devices in the second quarter of 2011, a 33% increase compared to shipments of 8.3 million mobile devices in second quarter of 2010, and a 19% increase sequentially compared to shipments of 9.3 million mobile devices in the first quarter of 2011. We shipped 4.4 million Android-based smartphones in the second quarter of 2011, a 63% increase compared to shipments of 2.7 million in the second quarter of 2010, and a 7% increase sequentially compared to shipments of 4.1 million in the first quarter of 2011. On a geographic basis, net revenues increased substantially in Asia, Latin America, and the Europe, Middle East and Africa region (“EMEA”), and decreased in North America.

The segment incurred an operating loss of $85 million in the second quarter of 2011, compared to operating earnings of $87 million in the second quarter of 2010. The change from operating earnings to an operating loss was primarily due to the absence in 2011 of a comparable $228 million gain related to a legal settlement in 2010, partially offset by an increase in gross margin driven by the 41% increase in net revenues. Selling, general and administrative (“SG&A”) expenses also increased to support the growth in smartphone volumes.

•

In Our Home Business: Net revenues were $907 million in the second quarter of 2011, an increase of 2% compared to net revenues of $886 million in the second quarter of 2010. The increase in net revenues in the Home segment was primarily driven by a 10% increase in net revenues from sales of set-top boxes, reflecting a 12% increase in shipments of set-top boxes, partially offset by lower ASP. Net revenues from sales of video and access infrastructure equipment declined 10%. On a geographic basis, net revenues increased in North America and Latin America, partially offset by decreased net revenues in EMEA and Asia.

The segment had operating earnings of $62 million in the second quarter of 2011, compared to operating earnings of $29 million in the second quarter of 2010. The increase in operating earnings was primarily due to (i) an increase in gross margin, driven by the 2% increase in net revenues and a favorable product mix shift and (ii) a slight decrease in SG&A expenses, partially offset by an increase in research and development (“R&D”) expenditures.

Looking Forward

In our Mobile Devices business, while we expect the overall global mobile device market to remain intensely competitive, we expect annual growth in total industry demand over the next several years, particularly in smartphones and media tablets. Our strategy is focused on developing and marketing a comprehensive smartphone portfolio and strengthening our position in priority markets. Our smartphone priorities and areas of differentiation include the following areas: (i) providing a broad based portfolio of devices at multiple price points and distributed through carriers, distributors and retailers globally, (ii) expanding our portfolio to include 4G LTE devices, (iii) software applications and services for consumers, including cloud based social networking, media and content related experiences, (iv) Webtop, a proprietary software application, and related accessories that enable enhanced and more interactive computer-like user experiences, and (v) enterprise-ready devices that address the security and device management needs required for business use. Our mid- to high-tier feature phone portfolio will be limited given declining global demand in this segment of the handset industry. We will continue to develop and market our iDEN portfolio of devices, although we expect overall iDEN unit demand in 2011 to be lower than in 2010. For lower-priced, voice-centric mobile devices, our portfolio will also be limited as we deliver devices to meet certain market needs. To address a new growth opportunity, we are developing a portfolio of media tablets, wireless devices which enable enhanced access to the mobile Internet, content consumption, and enterprise experiences for consumers and business users. We shipped our first LTE-upgradable media tablet, the Motorola XOOM, beginning in the first quarter of 2011. We expect significant annual growth in total industry demand for media tablets over the next several years and for this market to be intensely competitive. Mobile Devices’ market priorities continue to be primarily North America, China and Latin America, followed by Western Europe and other strategic markets. With the growth in demand for smartphones and media tablets, and by accelerating our speed to market, providing rich consumer experiences and strengthening our brand, we expect to continue to improve the financial performance in our Mobile Devices business.

In our Home business, we expect overall industry demand in 2011 to be comparable to 2010 levels. We expect a return to industry growth when market conditions improve, particularly in the U.S., which may drive increased consumer demand for high definition TV set-top boxes, whole-home IP-based network solutions, 3D-TV, advanced interactive services and converged experiences. In addition, consumer demand for video services is expected to drive the need for infrastructure equipment to optimize networks and storage, increase bandwidth and provide new services across multiple screens, including smartphones, media tablets and TV’s. We will continue to leverage our market leadership position in set-top boxes and video delivery systems and in intellectual property to develop innovative solutions for new and emerging market opportunities. As we address these opportunities, we will continue to manage our overall cost structure, focus on the profitability of our core business, and position ourselves for profitable growth.

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

Important suppliers to the company are located in Japan. While we do not expect any significant disruption in our ability to meet our customer needs in the second half of the year, we continue to carefully monitor the continuing impact of the March 2011 earthquake and ensuing tsunami in Japan. Uncertainties remain, including the potential for unanticipated events, which could have a negative impact on our business.

The Company has an industry leading patent portfolio encompassing many wireless, video, and other innovative technologies. We are also involved in significant patent litigation with industry competitors and other relevant patent holders. Several of these matters could be resolved during the remainder of 2011 or the first half of 2012. The outcome of these disputes could have a significant impact on our business and such matters are discussed in “Part II. Item 1. Legal Proceedings”.

We conduct our business in highly competitive markets, facing both new and established competitors. The markets for many of our products are characterized by rapidly changing technologies, frequent new product introductions, changing consumer trends, short product life cycles and evolving industry standards. Market disruptions caused by new technologies, the entry of new competitors, consolidations among our customers and competitors, changes in regulatory requirements, or other factors, can introduce volatility into our businesses. We face challenging, but relatively stable, global economic conditions in our largest markets. Meeting all of these challenges requires consistent operational planning and execution and investment in technology, resulting in innovative products that meet the needs of our customers around the world. As we execute on meeting these objectives, we remain focused on taking the necessary action to design and deliver differentiated and innovative products, services and experiences that simplify, connect, and enrich people’s lives.

Results of Operations

	Three Months Ended				Six Months Ended
(Dollars in millions, except per share amounts)	July 2, 2011	% of Sales	July 3, 2010	% of Sales	July 2, 2011	% of Sales	July 3, 2010	% of Sales
Net revenues	$3,337		$2,609		$6,369		$5,089
Costs of sales	2,473	74.1%	1,945	74.5%	4,750	74.6%	3,830	75.3%

Gross margin	864	25.9%	664	25.5%	1,619	25.4%	1,259	24.7%

Selling, general and administrative expenses	456	13.7%	385	14.8%	873	13.7%	756	14.8%
Research and development expenditures	395	11.8%	372	14.3%	752	11.8%	739	14.5%
Other charges (income)	36	1.1%	(209)	(8.0)%	53	0.8%	(180)	(3.5)%

Operating earnings (loss)	(23)	(0.7)%	116	4.4%	(59)	(0.9)%	(56)	(1.1)%

Other income (expense):
Interest income (expense), net	1	—%	(18)	(0.7)%	3	—%	(29)	(0.6)%
Gains on sales of investments	10	0.3%	—	—%	10	0.2%	—	—%
Other, net	(5)	(0.1)%	(6)	(0.2)%	(22)	(0.3)%	(22)	(0.4)%

Total other income (expense)	6	0.2%	(24)	(0.9)%	(9)	(0.1)%	(51)	(1.0)%

Earnings (loss) before income taxes	(17)	(0.5)%	92	3.5%	(68)	(1.1)%	(107)	(2.1)%
Income tax expense	39	1.2%	15	0.5%	69	1.1%	27	0.5%

Net earnings (loss)	(56)	(1.7)%	77	3.0%	(137)	(2.2)%	(134)	(2.6)%
Less: Loss attributable to non-controlling interests	—	—%	(3)	(0.1)%	—	—%	(2)	(0.0)%

Net earnings (loss) attributable to Motorola Mobility Holdings, Inc.	$(56)	(1.7)%	$80	3.1%	$(137)	(2.2)%	$(132)	(2.6)%

Three months ended July 2, 2011 compared to three months ended July 3, 2010

Net Revenues

Net revenues were $3.3 billion in the second quarter of 2011, up 28% compared to net revenues of $2.6 billion in the second quarter of 2010. The increase in net revenues reflects: (i) a $707 million, or 41%, increase in net revenues in the Mobile Devices segment, and (ii) a $21 million, or 2%, increase in net revenues in the Home segment. The 41% increase in net revenues in the Mobile Devices segment was primarily driven by an 8% increase in average selling price (“ASP”) and by a 33% increase in unit shipments. The 2% increase in net revenues in the Home business was primarily driven by a 10% increase in net revenues from sales of set-top boxes, partially offset by a 10% decline in net revenues from sales of video and access infrastructure equipment.

Gross Margin

Gross margin was $864 million, or 25.9% of net revenues, in the second quarter of 2011, compared to $664 million, or 25.5% of net revenues, in the second quarter of 2010. The increase in gross margin reflects higher gross margin in both segments. The increase in gross margin in the Mobile Devices segment was primarily driven by the 41% increase in net revenues. The increase in gross margin in the Home segment was primarily due to the 2% increase in net revenues and a favorable product mix shift. The increase in gross margin as a percentage of net sales in the second quarter of 2011 compared to the second quarter of 2010 reflects an increase in gross margin percentage in the Home segment partially offset by a decrease in gross margin percentage in the Mobile Devices segment. The Company’s overall gross margin as a percentage of net revenues can be impacted by the proportion of overall net revenues generated by its two businesses.

Selling, General and Administrative Expenses

SG&A expenses increased 18% to $456 million, or 13.7% of net revenues, in the second quarter of 2011, compared to $385 million, or 14.8% of net revenues, in the second quarter of 2010. The increase in SG&A expenses reflects higher SG&A expenses in the Mobile Devices segment, partially offset by a slight decrease in SG&A expenses in the Home segment. The increase in the Mobile Devices segment was to support the growth in smartphone volumes. SG&A expenses as a percentage of net revenues decreased in both segments.

Research and Development Expenditures

R&D expenditures increased 6% to $395 million, or 11.8% of net revenues, in the second quarter of 2011, compared to $372 million, or 14.3% of net revenues, in the second quarter of 2010. The increase in R&D expenditures reflects higher R&D expenditures in both segments. R&D expenditures as a percentage of net revenues increased in the Home segment and decreased in the Mobile Devices segment. The Company participates in very competitive industries with constant changes in technology and, accordingly, the Company continues to believe that a strong commitment to R&D is required to drive long-term growth.

Other Charges (Income)

The Company recorded other charges of $36 million in the second quarter of 2011, compared to other income of $209 million in the second quarter of 2010. The charges in the second quarter of 2011 were primarily comprised of $20 million of charges related to a legal claim provision and $16 million of charges relating to the amortization of intangibles. The other income in the second quarter of 2010 included a $228 million gain related to a legal settlement, partially offset by: (i) $14 million of charges relating to the amortization of intangibles and (ii) $5 million of net reorganization of business charges. The net reorganization of business charges are discussed in further detail in the section entitled “Reorganization of Businesses” included elsewhere within this document.

Interest Income (Expense), Net

Net interest income was $1 million in the second quarter of 2011, compared to net interest expense of $18 million in the second quarter of 2010. Net interest income in the second quarter of 2011 includes interest income of $6 million, partially offset by interest expense of $5 million. Net interest expense in the second quarter of 2010 included interest expense of $25 million, partially offset by interest income of $7 million. Prior to separation, our interest income and expense primarily represents amounts allocated from our Former Parent.

Gains on Sales of Investments

Gains on sales of investments were $10 million in the second quarter of 2011. We did not have gains on sales of investments in the second quarter of 2010. In the second quarter of 2011, the net gain was primarily comprised of gains related to sales of certain of the Company’s available-for-sale securities.

Other, Net

Net expense classified as Other, net, as presented in Other income (expense), was $5 million in the second quarter of 2011, compared to $6 million in the second quarter of 2010. The net expense in the second quarter of 2011 was primarily comprised of $10 million of foreign currency costs. The net expense in the second quarter of 2010 was primarily comprised of $10 million of foreign currency costs.

Income Tax Expense

The Company recorded income tax expense of $39 million in the second quarter of 2011 as compared to $15 million in the second quarter of 2010. The expense for both the second quarters of 2011 and 2010 was comprised of taxes on foreign earnings and foreign withholding taxes on royalty and other income. The Company has not recorded a tax benefit on its U.S. losses due to its recent history of cumulative U.S. losses.

The Company’s tax provision may change from period to period based on non-recurring events, such as the settlement of tax audits, changes in valuation allowances and the tax impact of significant unusual or extraordinary items. The Company’s tax provision will also change due to the level of pre-tax income or loss and its geographic mix.

Net Earnings (Loss)

The Company incurred a loss before income taxes of $17 million in the second quarter of 2011, compared with earnings before income taxes of $92 million in the second quarter of 2010. After taxes, and excluding Loss attributable to non-controlling interests, the Company incurred a net loss of $56 million in the second quarter of 2011, compared to net earnings of $80 million in the second quarter of 2010.

The change to a loss before income taxes in the second quarter of 2011 compared to earnings before income taxes in the second quarter of 2010 was primarily attributable to: (i) a $245 million change in Other charges (income), primarily due to the absence in 2011 of a comparable $228 million gain related to a legal settlement in 2010, and (ii) a $71 million increase in SG&A expenses, partially offset by a $200 million increase in gross margin, primarily due to an increase in revenues.

Six months ended July 2, 2011 compared to six months ended July 3, 2010

Net Revenues

Net revenues were $6.4 billion in the first half of 2011, up 25% compared to net revenues of $5.1 billion in the first half of 2010. The increase in net revenues reflects: (i) a $1.2 billion, or 35%, increase in net revenues in the Mobile Devices segment, and (ii) an $87 million, or 5%, increase in net revenues in the Home segment. The 35% increase in net revenues in the Mobile Devices segment was primarily driven by a 14% increase in ASP and by a 20% increase in unit shipments. The 5% increase in net revenues in the Home business was primarily driven by a 10% increase in net revenues from sales of set-top boxes, partially offset by a 5% decline in net revenues from sales of video and access infrastructure equipment.

Gross Margin

Gross margin was $1.6 billion, or 25.4% of net revenues, in the first half of 2011, compared to $1.3 billion, or 24.7% of net revenues, in the first half of 2010. The increase in gross margin reflects higher gross margin in both segments. The increase in gross margin in the Mobile Devices segment was primarily driven by (i) the 35% increase in net revenues and (ii) a favorable product mix, specifically due to increased volume of smartphone devices. The increase in gross margin in the Home segment was primarily due to the 5% increase in net revenues and a favorable product mix shift. The increase in gross margin as a percentage of net sales in the first half of 2011 compared to the first half of 2010 reflects an increase in gross margin percentage in both segments. The Company’s overall gross margin as a percentage of net revenues can be impacted by the proportion of overall net revenues generated by its two businesses.

Selling, General and Administrative Expenses

SG&A expenses increased 15% to $873 million, or 13.7% of net revenues, in the first half of 2011, compared to $756 million, or 14.8% of net revenues, in the first half of 2010. The increase in SG&A expenses reflects higher SG&A expenses in the Mobile Devices segment. The increase in the Mobile Devices segment was to support the growth in smartphone volumes. SG&A expenses as a percentage of net revenues decreased in both segments.

Research and Development Expenditures

R&D expenditures increased 2% to $752 million, or 11.8% of net revenues, in the first half of 2011, compared to $739 million, or 14.5% of net revenues, in the first half of 2010. The increase in R&D expenditures reflects slightly higher R&D expenditures in both segments. R&D expenditures as a percentage of net revenues decreased in both segments. The Company participates in very competitive industries with constant changes in technology and, accordingly, the Company continues to believe that a strong commitment to R&D is required to drive long-term growth.

Other Charges (Income)

The Company recorded other charges of $53 million in the first half of 2011, compared to other income of $180 million in the first half of 2010. The charges in the first half of 2011 were primarily comprised of $32 million of charges relating to the amortization of intangibles and $20 million of charges related to a legal claim provision. The other income in the first half of 2010 included a $228 million gain related to a legal settlement, partially offset by: (i) $27 million of charges relating to the amortization of intangibles and (ii) $21 million of net reorganization of business charges.

Interest Income (Expense), Net

Net interest income was $3 million in the first half of 2011, compared to net interest expense of $29 million in the first half of 2010. Net interest income in the first half of 2011 includes interest income of $10 million, partially offset by interest expense of $7 million. Net interest expense in the first half of 2010 included interest expense of $41 million, partially offset by interest income of $12 million.

Gains on Sales of Investments

Gains on sales of investments were $10 million in the first half of 2011. We did not have gains on sales of investments in the first half of 2010. In the first half of 2011, the net gain was primarily comprised of gains related to sales of certain of the Company’s available-for-sale securities.

Other, Net

Net expense classified as Other, net, as presented in Other income (expense), was $22 million in the first half of 2011 and the first half of 2010. The net expense in the first half of 2011 was primarily comprised of $22 million of foreign currency costs. The net expense in the first half of 2010 was primarily comprised of (i) $19 million of foreign currency costs and (ii) $8 million of investment impairment charges.

Income Tax Expense

The Company recorded income tax expense of $69 million in the first half of 2011 as compared to $27 million in the first half of 2010. The expense for both the first halves of 2011 and 2010 was comprised of taxes on foreign earnings and foreign withholding taxes on royalty and other income. The Company has not recorded a tax benefit on its U.S. losses due to its recent history of cumulative U.S. losses.

The Company’s tax provision may change from period to period based on non-recurring events, such as the settlement of tax audits, changes in valuation allowances and the tax impact of significant unusual or extraordinary items. The Company’s tax provision will also change due to the level of pre-tax income or loss and its geographic mix.

Net Earnings (Loss)

The Company incurred a loss before income taxes of $68 million in the first half of 2011, compared with a loss before income taxes of $107 million in the first half of 2010. After taxes, and excluding Loss attributable to non-controlling interests, the Company incurred a net loss of $137 million in the first half of 2011, compared to a net loss of $132 million in the first half of 2010.

The improvement in the loss before income taxes in the first half of 2011 compared to the first half of 2010 was primarily attributable to a $360 million increase in gross margin, primarily due to an increase in revenues. The increase in gross margin was partially offset by (i) a $233 million change in Other charges (income), primarily due to the absence in 2011 of a comparable $228 million gain related to a legal settlement in 2010, and (ii) a $117 million increase in SG&A expenses.

Segment Results

The following commentary should be read in conjunction with the financial results of each operating business segment as detailed in Note 11, “Segment Information,” to the Company’s condensed consolidated financial statements as of and for the three months and six months ended July 2, 2011. Net revenues and operating results for the Company’s two operating business segments for the three months and six months ended July 2, 2011 and July 3, 2010, are presented below.

Mobile Devices Segment

The Mobile Devices segment designs, manufactures, sells and services wireless mobile devices, including smartphones and media tablets, with integrated software and accessory products, and licenses intellectual property. For the second quarter of 2011, the segment’s net revenues represented 73% of the Company’s consolidated net revenues, compared to 66% for the second quarter of 2010. For the first half of 2011, the segment’s net revenues represented 72% of the Company’s consolidated net revenues, compared to 66% for the first half of 2010.

	Three Months Ended			Six Months Ended		% Change
	July 2, 2011	July 3, 2010	% Change	July 2, 2011	July 3, 2010
Segment net revenues	$2,430	$1,723	41%	$4,558	$3,365	35%
Operating earnings (loss)	(85)	87	(198)%	(174)	(105)	66%

Three months ended July 2, 2011 compared to three months ended July 3, 2010

In the second quarter of 2011, the segment’s net revenues were $2.4 billion, an increase of 41% compared to net revenues of $1.7 billion in the second quarter of 2010. The increase in net revenues was primarily driven by a 8% increase in ASP and by a 33% increase in unit shipments. On a geographic basis, net revenues increased substantially in Asia, Latin America, and the Europe, Middle East and Africa region (“EMEA”), and decreased in North America.

The segment incurred an operating loss of $85 million in the second quarter of 2011, compared to operating earnings of $87 million in the second quarter of 2010. The change from operating earnings to an operating loss was primarily due to the absence in 2011 of a comparable $228 million gain related to a legal settlement in 2010, partially offset by an increase in gross margin driven by the 41% increase in net revenues. Selling, general and administrative (“SG&A”) expenses also increased to support the growth in smartphone volumes. As a percentage of net revenues in the second quarter of 2011 as compared to the second quarter of 2010, gross margin, SG&A and research and development (“R&D”) expenditures decreased.

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

Handset unit shipments in the second quarter of 2011 were 10.6 million units, a 28% increase compared to shipments of 8.3 million units in the second quarter of 2010 and an 18% increase sequentially compared to shipments of 9.0 million units in the first quarter of 2011. Smartphone shipments in the second quarter of 2011 were 4.4 million, a 63% increase compared to shipments of 2.7 million smartphones in the second quarter of 2010 and a 7% increase sequentially compared to shipments of 4.1 million smartphones in the first quarter of 2011. In addition to handsets, we also shipped 440 thousand media tablet units in the second quarter of 2011, a 72% increase sequentially compared to shipments of over 250 thousand units in the first quarter of 2011.

In the second quarter of 2011, segment ASP increased approximately 8% compared to the second quarter of 2010 and decreased approximately 3% compared to the first quarter of 2011. The increase in ASP in the second quarter of 2011 as compared to the second quarter of 2010 was driven by the launch and shipment of media tablets in 2011. ASP is impacted by numerous factors, including product mix, market conditions and competitive product offerings, and ASP trends often vary over time.

Six months ended July 2, 2011 compared to six months ended July 3, 2010

In the first half of 2011, the segment’s net revenues were $4.6 billion, an increase of 35% compared to net revenues of $3.4 billion in the first half of 2010. The increase in net revenues was primarily driven by a 14% increase in ASP and by a 20% increase in unit shipments. On a geographic basis, net revenues increased in all regions, and increased substantially in Asia, Latin America, and EMEA.

The segment incurred an operating loss of $174 million in the first half of 2011, compared to an operating loss of $105 million in the first half of 2010. The increase in the operating loss was primarily due to the absence in 2011 of a comparable $228 million gain related to a legal settlement in 2010, partially offset by an increase in gross margin. The increase in gross margin in the Mobile Devices segment was primarily driven by (i) the 35% increase in net revenues and (ii) a favorable product mix, specifically due to increased volume of smartphone devices. Also contributing to the increase in operating loss were higher SG&A expenses to support the growth in smartphone volumes. As a percentage of net revenues in the first half of 2011 as compared to the first half of 2010, gross margin increased and SG&A and R&D expenditures decreased.

Handset unit shipments in the first half of 2011 were 19.6 million units, a 16% increase compared to shipments of 16.9 million units in the first half of 2010. Smartphone shipments in the first half of 2011 were 8.5 million, a 70% increase compared to shipments of 5.0 million smartphones in the first half of 2010. In addition to handsets, we also shipped nearly 700 thousand media tablet units in the first half of 2011.

In the first half of 2011, segment ASP increased approximately 14% compared to the first half of 2010. The increase in ASP in the first half of 2011 as compared to the first half of 2010 was driven by increased shipments of smartphones and the launch and shipment of media tablets in the first half of 2011. ASP is impacted by numerous factors, including product mix, market conditions and competitive product offerings, and ASP trends often vary over time.

Home Segment

The Home segment designs, manufactures, sells, installs and services set-top boxes for digital video, Internet protocol (“IP”) video, satellite and terrestrial broadcast networks, end-to-end digital video and Internet protocol television (“IPTV”) distribution systems, broadband access network infrastructure platforms, and associated data and voice customer premises equipment and associated software solutions to cable TV and telecommunication service providers. For the second quarter of 2011, the segment’s net revenues represented 27% of the Company’s consolidated net revenues, compared to 34% for the second quarter of 2010. For the first half of 2011, the segment’s net revenues represented 28% of the Company’s consolidated net revenues, compared to 34% for the first half of 2010.

	Three Months Ended			Six Months Ended
	July 2, 2011	July 3, 2010	% Change	July 2, 2011	July 3, 2010	% Change
Segment net revenues	$907	$886	2%	$1,811	$1,724	5%
Operating earnings	62	29	114%	115	49	135%

Three months ended July 2, 2011 compared to three months ended July 3, 2010

In the second quarter of 2011, the segment’s net revenues were $907 million, an increase of 2% compared to net revenues of $886 million in the second quarter of 2010. The 2% increase in net revenues was primarily driven by a 10% increase in net revenues from sales of set-top boxes, reflecting a 12% increase in shipments of set-top boxes, partially offset by lower ASP. Net revenues of video and access infrastructure equipment declined 10%.

Revenues from high definition (“HD”) set-top boxes increased primarily due to higher shipments to large telecommunication and cable operators in North America as a result of higher demand. On a geographic basis, net revenues increased in North America and Latin America, partially offset by decreased net revenues in EMEA and Asia. Net revenues in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 73% of the segment’s net revenues in the second quarter of 2011, compared to approximately 71% in the second quarter of 2010.

The segment had operating earnings of $62 million in the second quarter of 2011, compared to operating earnings of $29 million in the second quarter of 2010. The increase in operating earnings was primarily due to (i) an increase in gross margin, driven by the 2% increase in net revenues and a favorable product mix shift and (ii) a slight decrease in SG&A expenses, partially offset by an increase in research and development (“R&D”) expenditures. As a percentage of net revenues in the second quarter of 2011 as compared to the second quarter of 2010, gross margin and R&D expenditures increased and SG&A expenses decreased.

Six months ended July 2, 2011 compared to six months ended July 3, 2010

In the first half of 2011, the segment’s net revenues were $1.8 billion, an increase of 5% compared to net revenues of $1.7 billion in the first half of 2010. The 5% increase in net revenues was primarily driven by a 10% increase in net revenues from sales of set-top boxes, reflecting an 18% increase in shipments of set-top boxes, partially offset by lower ASP. Net revenues of video and access infrastructure equipment declined 5%.

Revenues from high definition (“HD”) set-top boxes increased primarily due to higher shipments to large telecommunication and cable operators in North America as a result of higher demand. On a geographic basis, net revenues increased in North America, Latin America and Asia, partially offset by decreased net revenues in EMEA. Net revenues in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 75% of the segment’s net revenues in the first half of 2011, compared to approximately 71% in the first half of 2010.

The segment had operating earnings of $115 million in the first half of 2011, compared to operating earnings of $49 million in the first half of 2010. The increase in operating earnings was primarily due to an increase in gross margin, driven by the 5% increase in net revenues and a favorable product mix shift. The increase in gross margin was partially offset by an increase in R&D expenditures. As a percentage of net revenues in the first half of 2011 as compared to the first half of 2010, gross margin increased and SG&A and R&D expenditures decreased.

Reorganization of Businesses

2011 Activity

During the three months ended July 2, 2011, the Company recorded $1 million of additional charges related to restructuring actions under Other charges in the Company’s condensed consolidated statements of operations, and $1 million of reversals of reorganization of business charges for accruals no longer needed.

During the six months ended July 2, 2011, the Company recorded $6 million of net reversals of reorganization of business charges, including $3 million of Separation-related adjustments for employees that remained with the Former Parent and $4 million of reversals for accruals no longer needed, partially offset by $1 million of additional charges related to restructuring actions under Other charges in the Company’s condensed consolidated statements of operations.

July 2, 2011	Three Months Ended	Six Months Ended
Mobile Devices	$—	$(3)
Home	—	—

	$—	$(3)

Cash payments for exit costs and employee separations in connection with reorganization plans were $25 million during the six months ended July 2, 2011. The $13 million reorganization of businesses accrual at July 2, 2011, includes (i) $3 million relating to employee separation costs that are expected to be paid in 2011 and (ii) $10 million relating to lease termination obligations that are expected to be paid over a number of years.

2010 Activity

During the three months ended July 3, 2010, the Company recorded net reorganization of business charges of $7 million, including $2 million of charges in Costs of sales and $5 million of charges under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate $7 million are charges of $12 million for employee separation costs, partially offset by $5 million of reversals for accruals no longer needed.

During the six months ended July 3, 2010, the Company recorded net reorganization of business charges of $27 million, including $6 million of charges in Costs of sales and $21 million of charges under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate $27 million are charges of $36 million for employee separation costs, partially offset by $9 million of reversals for accruals no longer needed.

July 3, 2010	Three Months Ended	Six Months Ended
Mobile Devices	$2	$17
Home	5	10

	$7	$27

Cash payments for exit costs and employee separations in connection with reorganization plans were $50 million during the six months ended July 3, 2010.

Liquidity and Capital Resources

As highlighted in the condensed consolidated statements of cash flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

Cash and Cash Equivalents and Cash Deposits

The Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $3.0 billion at July 2, 2011. At July 2, 2011, $2.0 billion of this amount was held in the U.S. and $1.0 billion was held by the Company or its subsidiaries in other countries. Our intent is to indefinitely reinvest a portion of our earnings from foreign operations. The Company has sufficient U.S. cash and cash equivalents to fund its U.S. operations, without the need for funds from foreign operations. In the event funds from foreign operations are needed to fund operations or other strategic initiatives in the U.S., the Company may incur foreign withholding tax costs in order to distribute the earnings and cash back to the U.S. The Company would not incur a U.S. tax liability as a result of the distribution given its available U.S. tax attributes.

At July 2, 2011, Cash deposits were $203 million. At July 2, 2011, $23 million of this amount was current and included in Other current assets in the Company’s condensed consolidated balance sheet (all of which was held in the U.S.) and $180 million of this amount was non-current (including $171 million held outside the U.S.).

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

Deferred Contribution from Former Parent

Additional contributions totaling $300 million from our Former Parent are due in cash if and when our Former Parent receives cash distributions as a result of the reduction in registered capital of an overseas subsidiary (the “Deferred Contribution”). On July 22, 2011 we received $75 million of the Deferred Contribution from our Former Parent. This contribution will be presented as cash provided by financing activities in the third quarter of 2011. Our Former Parent has notified us that they do not currently know when or if the remaining distribution will be completed.

Operating Activities

The net cash generated from operating activities in the first half of 2011 was $107 million, compared to $57 million of cash generated from operating activities in the first half of 2010. The primary contributors to the net cash generation in the first half of 2011 were: (i) a $99 million decrease in net inventories (ii) a $95 million increase in accounts payable and accrued liabilities, (iii) a $80 million net increase in other assets and liabilities, (iv) the net loss (adjusted for non-cash items) of $51 million, and (v) a $45 million decrease in net other current assets, partially offset by a $263 million increase in net accounts receivable. The primary contributors to the net cash generation in the first half of 2010 were: (i) a $79 million decrease in other current assets, (ii) a $60 million decrease in net inventories, (iii) the net loss (adjusted for non-cash items) of $53 million, and (iv) a $51 million decrease in net accounts receivable, partially offset by (i) a $97 million net decrease in other assets and liabilities, and (ii) a $89 million decrease in accounts payable and accrued liabilities.

Accounts Receivable: The Company’s net accounts receivable was $1.8 billion at July 2, 2011, compared to $1.6 billion at December 31, 2010. Compared to December 31, 2010, net accounts receivable at July 2, 2011 were higher in the Mobile Devices segment and lower in the Home segment. The Company’s businesses sell their products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, the Company’s levels of net accounts receivable can be impacted by the timing and level of sales that are made by its various businesses and by the geographic locations in which those sales are made.

As further described below under “Sales of Receivables,” from time to time, the company elects to sell accounts receivable to third-parties. The Company’s levels of net accounts receivable can be impacted by the timing and amount of such sales, which can vary by period and can be impacted by numerous factors.

Inventories: The Company’s net inventories were $744 million at July 2, 2011, compared to $843 million at December 31, 2010. The decrease in the Company’s net inventories was reflective of a decrease in both segments. Inventory reserves decreased by $120 million in the first half of 2011 primarily due to the scrapping of excess and obsolete inventory. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure delivery to its customers against the risk of inventory excess and obsolescence due to rapidly changing technology and customer demand.

Accounts Payable: The Company’s accounts payable were $1.7 billion at July 2, 2011 and December 31, 2010. Accounts payable decreased in the Home segment and increased in the Mobile Devices segment. The Company buys products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, the Company’s levels of accounts payable can be impacted by the timing and level of purchases made by its various businesses and by the geographic locations in which those purchases are made.

Reorganization of Businesses: The Company has implemented reorganization of businesses plans. Cash payments for exit costs and employee separations in connection with a number of these plans were $25 million in the first half of 2011, as compared to $50 million in the first half of 2010. Of the $13 million reorganization of businesses accrual at July 2, 2011, $3 million relates to employee separation costs and is expected to be paid over the remainder of 2011. The remaining $10 million in accruals relate to lease termination obligations that are expected to be paid over a number of years.

Investing Activities

Net cash used for investing activities was $145 million in the first half of 2011, compared to net cash used of $56 million in the first half of 2010. The $89 million increase in net cash used for investing activities was primarily due to a $54 million increase in capital expenditures.

Strategic Acquisitions and Investments: The Company used $44 million of cash for acquisitions and new investment activities in the first half of 2011, compared to cash used of $20 million in the first half of 2010. The cash used in the first half of 2011 was for small strategic acquisitions and investments across the Company. The cash used in the first half of 2010 was primarily for small strategic investments across the Company.

Capital Expenditures: Capital expenditures were $96 million in the first half of 2011, compared to $42 million in the first half of 2010. The Company’s emphasis in making capital expenditures is to focus on strategic investments driven by customer demand, new design capability and process improvements, including IT systems.

Cash deposits: The Company made cash deposits of $23 million in the first half of 2011, compared to no cash deposits in the first half of 2010. The cash deposits made in the first half of 2011 were primarily related to supply chain activities.

Investments: The Company views its investments as an additional source of liquidity. The majority of these securities are available-for-sale and cost-method investments in technology companies. The fair market values of these securities are subject to substantial price volatility. In addition, the realizable values of these securities are subject to market and other conditions. At July 2, 2011, the Company did not have an available-for-sale equity securities portfolio. At December 31, 2010, the Company’s available-for-sale equity securities portfolio had an approximate fair market value of $21 million, comprised of a cost basis of $7 million and a net unrealized gain of $14 million. The Company’s available-for-sale investments are included in Investments in the Company’s condensed consolidated balance sheets.

Financing Activities

Net cash provided by financing activities was $3.0 billion in the first half of 2011, compared to $28 million of net cash used in the first half of 2010. Cash provided by financing activities in the first half of 2011 was primarily comprised of $3.0 billion of cash and cash equivalents received from our Former Parent at the time of the Distribution. The contribution from our Former Parent also included $168 million of cash deposits, primarily related to various legal disputes, which are included in Cash deposits in the Company’s condensed consolidated balance sheet at July 2, 2011. Cash used for financing activities in the first half of 2010 was due to the net cash transfers to our Former Parent.

Our Former Parent primarily used a worldwide centralized approach to cash management and the financing of its operations with all related activity, prior to separation, between the Company and our Former Parent reflected as equity transactions in Owner’s net investment in the Company’s combined balance sheets. When necessary, our Former Parent had provided the Company funds for its operating cash needs. The Company’s funds in excess of working capital needs had been advanced to our Former Parent. Intercompany accounts were maintained for such borrowings that occur between the Company’s operations and our Former Parent. Types of intercompany transactions between the Company and our Former Parent included: (i) cash deposits from the Company’s businesses which were transferred to our Former Parent on a regular basis, (ii) cash borrowings from our Former Parent used to fund operations, capital expenditures or acquisitions, (iii) charges (benefits) for income taxes, and (iv) allocations of our Former Parent’s corporate expenses described elsewhere in this document. For purposes of the combined statements of cash flows prior to the separation, the Company reflected intercompany activity as a financing activity. The net cash transferred to our Former Parent was $28 million in the first half of 2010.

Credit Facilities

On January 4, 2011, the Company entered into a $500 million unsecured three-year credit agreement (the “Credit Agreement”) with a syndicate of lenders. The Credit Agreement provides for a revolving credit facility and a letter of credit facility, is guaranteed by certain of the Company’s subsidiaries, and contains restrictive covenants. The Company may use any borrowings under the Credit Agreement for general corporate purposes. No obligations are outstanding under the Credit Agreement as of July 2, 2011.

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

For the three months ended July 2, 2011 and July 3, 2010, total accounts receivable sold by the Company were $66 million and $45 million, respectively. For the six months ended July 2, 2011 and July 3, 2010, total accounts receivable sold by the Company were $97 million and $116 million, respectively. As of July 2, 2011, there were $66 million of accounts receivable outstanding under these programs for which the Company retained servicing obligations, compared to $43 million at December 31, 2010.

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

Tax and Regulatory Proceedings in Brazil:    The Company had approximately $166 million of cash deposits, including accrued interest, related to various legal disputes in Brazil. This amount may increase before the end of the year because a trade compliance matter is pending in the intermediate administrative level and may be resolved at that level as early as the third quarter of this year. If we receive an adverse ruling and are forced to continue to dispute the matter in Brazil’s judicial system, we would be required to deposit approximately $360 million, based on the exchange rate in effect at July 2, 2011, of additional collateral with the Brazil judicial system, which could be in the form of cash, bank or insurance bonds or pledged assets.

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

— Income taxes

— Restructuring activities

— Valuation and recoverability of goodwill

— Valuation and recoverability of long-lived assets

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued authoritative guidance that changes the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively during interim and annual periods beginning after December 15, 2011. The Company anticipates that the adoption of this standard will not materially expand its consolidated financial statement footnote disclosures or change the way it measures fair value.

In June 2011, the FASB issued authoritative guidance which amends current comprehensive income guidance. This guidance eliminates the option to present the components of comprehensive income as part of the statement of stockholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for the Company during the interim and annual periods beginning after December 15, 2011. The adoption of this guidance will not have an impact on the Company’s consolidated statements of operations, balance sheets or cash flows as it only requires a change in the format of the current presentation.

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

As of July 2, 2011 and December 31, 2010, the Company had outstanding foreign exchange contracts with notional values totaling $362 million and $608 million, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company’s condensed consolidated statements of operations.

The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of July 2, 2011 and the corresponding positions as of December 31, 2010:

	Notional Amount
Net Buy (Sell) by Currency	July 2, 2011	December 31, 2010
Chinese Yuan	$101	$14
Indian Rupee	(26)	(43)
Brazilian Real	(26)	(394)
Korean Won	(40)	(30)
Euro	(58)	(54)

Brazil Functional Currency

Effective July 3, 2011, based on cumulatively significant changes in economic facts and circumstances, the Company has determined that for purposes of financial statement translation the local Brazilian currency should be the functional currency of the Company’s wholly owned Brazilian subsidiary, Motorola Industrial Ltda. Prior to July 3, 2011, the functional currency was the U.S. dollar. As a result of this change, the Company anticipates an adjustment to the previously reported values of non-monetary assets which will be offset by an adjustment in the Cumulative translation adjustment, a component of accumulated other comprehensive loss in Stockholders’ equity in the Consolidated Balance Sheets. As a result of this change in the functional currency, for financial periods beginning on or after July 3, 2011, changes in the Brazilian exchange rates will result in gains or losses, which will be recorded in Other, net in the Consolidated Statements of Operations related to the revaluation of U.S. dollar denominated monetary assets and liabilities, such as cash and cash equivalents and accounts payable held by our Brazilian subsidiary.

Interest Rate Risk

At July 2, 2011 and December 31, 2010, the Company did not have any interest rate agreements in place.

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

Forward-Looking Statements

Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes”, “expects”, “intends”, “anticipates”, “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Forward-looking statements include, but are not limited to, for example: (1) our business strategies, plans and objectives, including the anticipated impact of such strategies, plans and objectives; (2) our future operating and financial performance; (3) remaining cash that our Former Parent is expected to contribute to Motorola Mobility upon repatriation; (4) future levels of revenues, operating margins, income from operations, net income, earnings per share and other financial information; (5) expectations regarding the Company’s ability to finance its operations and its ability to obtain, and the cost of, letters of credit, credit facilities and foreign exchange lines; (6) future hedging activities; (7) anticipated levels of demand for our products and services; (8) expectations regarding our research and development activities and intellectual property, including expectations regarding the competitiveness of the patent portfolio; (9) expectations regarding patent litigation, including trends and the impact and timing of a potentially negative result for the Company; (10) the success or timing of completion of ongoing or anticipated capital or maintenance projects; (11) expectations regarding opportunities for growth; (12) expectations regarding availability of materials and components, energy supplies and labor; (13) the resolution, potential effects and timing of judicial or other proceedings on our business, financial condition, results of operations, cash flows and liquidity; (14) the potential effect of the financial markets on our business, financial condition, results of operations, cash flows and liquidity; and (15) the anticipated effects of actions of third-parties such as competitors, counterparties, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation. Motorola Mobility undertakes no obligation to publicly update any forward-looking statement or risk factor, whether as a result of new information, future events or otherwise.

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

(b) Changes in internal control over financial reporting.    Except as described below, there have been no changes in our internal control over financial reporting that occurred during the quarter ended July 2, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

The Company has an ongoing initiative to upgrade its enterprise resource planning (ERP) system. The upgrade, which began during 2010, will be implemented in stages over multiple years. Management believes that necessary procedures are in place to maintain effective internal control over financial reporting during the upgrade process. The procedures include pre-implementation planning, design and testing, as well as extensive planned post-implementation monitoring and testing of the effectiveness of internal control over financial reporting in the upgraded ERP environment. To date, the Company has not identified any significant internal control issues in connection with the implementation or operation of the ERP system upgrade.

Part II—Other Information

Item 1. Legal Proceedings

Patent Related Cases

Personalized Media Communications, L.L.C. v. Motorola, Inc. et al.,

On February 19, 2008, Personalized Media Communications, L.L.C. filed an action for patent infringement against Motorola, Inc. and two other defendants in Personalized Media Communications, L.L.C. v. Motorola, Inc. et al., in the U.S. District Court for the Eastern District of Texas. The amended complaint alleged infringement of five patents by Motorola, Inc. The complaint alleged that Motorola, Inc. directly infringed, contributorily infringed or induced others to infringe the patents-in-suit by marketing, making, using and/or selling broadband transmission products, content origination products, head end products, digital set-top products and software products and services used in conjunction with digital set-top boxes. The complaint sought unspecified monetary damages and injunctive relief. On April 13, 2011, Motorola Mobility, Inc. was substituted for Motorola, Inc. On June 7, 2011, the court ordered that all claims against Motorola Mobility, Inc. be dismissed with prejudice as a result of a settlement agreement between Motorola Mobility, Inc. and Personalized Media Communications, L.L.C.

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

On June 24, 2011, Motorola Mobility, Inc. filed counterclaims against Microsoft Corporation in the ITC proceeding which we subsequently removed to the Northern District of California, and instituted a new action in the Northern District of California, Motorola Mobility, Inc. v. Microsoft Corporation, alleging that Microsoft Corporation breached commitments to license certain patents. The counterclaims include breach of contract, promissory estoppel, violation of Section 2 of the Sherman Act and unfair competition.

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

On October 6, 2010, Motorola Mobility, Inc. also filed two complaints for patent infringement against Apple Inc., Motorola Mobility, Inc. v. Apple Inc , in the United States District Court for the Northern District of Illinois (the “Illinois Complaints”). Motorola Mobility, Inc. filed another complaint for patent infringement against Apple Inc., Motorola Mobility, Inc. v. Apple Inc , in the United States District Court for the Southern District of Florida (the “Florida Complaint”). The complaints allege that Apple Inc. directly and/or indirectly infringes eighteen Motorola Mobility patents by making, using, offering for sale and selling in the United States certain products and services. On November 9, 2010, Motorola Mobility, Inc. voluntarily dismissed the Illinois Complaints, which are now being asserted as counterclaims in the actions brought by Apple Inc. on October 29, 2010 in the United States District Court for the Western District of Wisconsin, as described below. On November 18, 2010, Apple counterclaimed in the Southern District of Florida, alleging infringement of six Apple patents by Motorola Mobility, Inc.’s manufacture and sale of mobile devices, set-top boxes and digital video recorders.

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

On October 29, 2010, Apple Inc. filed two complaints alleging patent infringement against Motorola, Inc. and Motorola Mobility, Inc. in Apple Inc. v. Motorola, Inc. and Motorola Mobility, Inc. , in the United States District Court for the Western District of Wisconsin. The complaints allege infringement of six patents by Motorola, Inc. and Motorola Mobility, Inc. The complaints allege that Motorola, Inc. and Motorola Mobility, Inc. directly infringe, contributorily infringe and/or induce others to infringe the patents-in-suit by making, using, offering for sale and selling in the United States certain mobile devices and related software. The complaint seeks unspecified monetary damages and injunctive relief. On November 9, 2010, Motorola Mobility, Inc. filed counterclaims against Apple Inc. to their complaints alleging infringement by Apple Inc. of twelve Motorola Mobility, Inc. patents originally asserted by Motorola Mobility, Inc. in the Northern District of Illinois as above.

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

In March and April 2011, Motorola Mobility, inc. filed patent infringement complaints in Mannheim, Germany alleging that Apple Retail Germany GmbH, Apple Sales International, and Apple Inc. infringe three patents owned by Motorola Mobility, Inc.

In May and July 2011, Apple Inc. filed patent infringement complaints in Munich and Düsseldorf, Germany alleging that Motorola Mobility, Inc. and Motorola Mobility Germany GmbH infringe four utility patents and three design patents owned by Apple Inc. The design patents are being asserted against Motorola Mobility’s tablet products.

ITC Matters Generally

In our rapidly evolving and highly competitive industry, companies invest heavily in developing and acquiring intellectual property rights to seek incremental advantages in the marketplace. Such companies also vigorously pursue and protect their intellectual property rights with patent litigation. The ITC (U.S. International Trade Commission) has increasingly become an important forum to litigate intellectual property disputes because an ultimate loss for a company or its suppliers in an ITC action could result in a prohibition on importing infringing products into the U.S.

As discussed above, we are currently engaged in significant patent litigation with Microsoft and Apple in many different forums within and outside the U.S., including in the ITC. We expect results on Microsoft and Apple matters at the ITC in March 2012 with a sixty-day presidential review period thereafter. The Company and several of our chip suppliers are also facing an ITC matter brought by Rambus, as discussed in the Company’s Annual Report on Form 10-K, and a result is expected at the ITC in May 2012 with a sixty-day presidential review period thereafter. An ultimate loss for the Company or its suppliers in an ITC action could result in a prohibition on importing infringing products or products incorporating infringing components into the U.S. In light of the U.S. being a very important market and our substantial manufacturing operations overseas, a prohibition on importation could have a significant negative impact on the Company, including the inability to import many important products into the U.S. The impact also could necessitate workarounds to shift to non-infringing products or limit certain features of our products. Such patent litigation could also result in increased costs for the Company associated with damages, development of non-infringing products, licenses to the subject intellectual property or, when applicable, difficulties seeking indemnification from suppliers. It may also result in our competitors obtaining additional freedom of action. Intellectual property risks are further discussed in “Part I. Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K.

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

On February 25, 2011, Motorola Mobility, Inc. and General Instrument Corporation (our indirect wholly-owned subsidiary) filed a patent infringement complaint against TiVo in the U.S. District Court for the Eastern District of Texas, Motorola Mobility, Inc. and General Instrument Corporation v. TiVo, Inc. The complaint alleges infringement of three patents by TiVo DVR products, and requests a declaration that two patents of TiVo are invalid and not infringed by certain DVR products of Motorola Mobility, Inc. and General Instrument Corporation. Our complaint asserts that an actual controversy exists between TiVo and Motorola Mobility, Inc./General Instrument Corporation based on TiVo’s accusations of infringement related to our Home business’ DVR products in the TiVo-Verizon lawsuit, Verizon’s indemnification demand to Motorola Mobility, Inc./General Instrument Corporation, and subsequent discovery in the TiVo-Verizon lawsuit directed at our Home business’ DVR products. On July 6, 2011, defendant’s motion to stay Motorola Mobility, Inc. and General Instrument Corporation v. TiVo, Inc. for a six month period was granted.

Tax Proceedings in Brazil

Brazilian tax authorities have proposed assessments against the Company’s Brazilian subsidiary relating to various technology transfer taxes, duties, value added taxes, certain other taxes and labor related matters related to the subsidiary’s operations for calendar years 1997 through 2010. As of July 2, 2011, these assessments collectively represent reasonably possible loss contingencies under the applicable accounting standards of up to approximately $530 million, based on the exchange rate in effect at July 2, 2011, including interest and penalties. However, the Company is vigorously disputing these matters, believes it has valid defenses that are supported by the law, and believes that this amount is not a meaningful indicator of liability. These matters are progressing through the multiple levels of administrative and judicial review available in Brazil. Although we are vigorously disputing these matters, in the event of a loss of these matters at the intermediate administrative level, in order to continue to dispute the matters in Brazil’s judicial system, the Company may be required to deposit additional cash, bank or insurance bonds or pledge assets while the underlying matter is pending judicial review to cover an amount equal to the full value of the alleged tax assessment plus penalties and interest, which may negatively impact the Company’s cash liquidity, potentially significantly in some cases. Due to the complexities and uncertainty surrounding the administrative and judicial process in Brazil and the nature of the claims asserted, we do not expect a final resolution of these matters for several years.

For additional information regarding litigation and its potential impact on the Company, see “Part I. Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed and Reserved)

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Exhibits
*10.1	Motorola Mobility Holdings, Inc. Change in Control Severance Plan, which replaces Exhibit 10.2 to Motorola Mobility Holdings, Inc.’s Report on Form 10-Q for the quarter ended April 2, 2011 to correct certain cross references.
*31.1	Certification of Dr. Sanjay K. Jha pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Marc E. Rothman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Dr. Sanjay K. Jha pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Marc E. Rothman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Scheme Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Motorola Mobility Holdings, Inc.

By:	/S/ MARK R. VALENTINE
Mark R. Valentine Vice President and Controller (Principal Accounting Officer)

Date: July 28, 2011

EXHIBIT INDEX

Exhibit No.	Exhibits
*10.1	Motorola Mobility Holdings, Inc. Change in Control Severance Plan, which replaces Exhibit 10.2 to Motorola Mobility Holdings, Inc.’s Report on Form 10-Q for the quarter ended April 2, 2011 to correct certain cross references.
*31.1	Certification of Dr. Sanjay K. Jha pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Marc E. Rothman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Dr. Sanjay K. Jha pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Marc E. Rothman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Scheme Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.