Form 10-Q
period 2011-10-01
Motorola Mobility Holdings, Inc
filed 2011-10-27
CIK 1495569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended October 1, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on October 1, 2011:

Class	Number of Shares
Common Stock; $.01 Par Value	299,487,006

Part I—Financial Information

Motorola Mobility Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net revenues	$3,259	$2,946	$9,628	$8,035
Costs of sales	2,415	2,155	7,165	5,985
Gross margin	844	791	2,463	2,050
Selling, general and administrative expenses	426	385	1,299	1,141
Research and development expenditures	390	373	1,142	1,112
Other charges (income)	33	27	86	(153)
Operating earnings (loss)	(5)	6	(64)	(50)
Other income (expense):
Interest income (expense), net	7	(11)	10	(40)
Gains on sales of investments	2	—	12	—
Other, net	(6)	(2)	(28)	(24)
Total other income (expense)	3	(13)	(6)	(64)
Loss before income taxes	(2)	(7)	(70)	(114)
Income tax expense	30	28	99	55
Net loss	(32)	(35)	(169)	(169)
Less: Loss attributable to non-controlling interests	—	(1)	—	(3)
Net loss attributable to Motorola Mobility Holdings, Inc.	$(32)	$(34)	$(169)	$(166)
Loss per common share (Note 3):
Basic	$(0.11)	$(0.12)	$(0.57)	$(0.56)
Diluted	$(0.11)	N/A	$(0.57)	N/A
Weighted average common shares outstanding:
Basic	297.7	294.3	296.1	294.3
Diluted	297.7	N/A	296.1	N/A

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Mobility Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In millions)	October 1, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$3,078	$—
Accounts receivable, net	1,774	1,571
Inventories, net	746	843
Deferred income taxes	147	110
Other current assets	605	595

Total current assets	6,350	3,119

Cash deposits	160	—
Property, plant and equipment, net	803	806
Investments	125	137
Deferred income taxes	50	49
Goodwill	1,431	1,396
Other assets	558	697

Total assets	$9,477	$6,204
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,708	$1,731
Accrued liabilities	2,234	2,115

Total current liabilities	3,942	3,846

Other liabilities	587	603
Stockholders’ Equity
Common stock: $.01 par value;	3	—
Authorized shares: 900.0
Issued shares: 300.0
Outstanding shares: 299.5
Additional paid-in capital	5,217	—
Accumulated other comprehensive loss	(103)	(345)
Retained earnings (accumulated deficit)	(169)	—
Owner’s net investment, prior to Separation	—	2,077

Total Motorola Mobility Holdings, Inc. stockholders’ equity	4,948	1,732
Non-controlling interests	—	23

Total stockholders’ equity	4,948	1,755

Total liabilities and stockholders’ equity	$9,477	$6,204

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Mobility Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

			Accumulated Other Comprehensive Income (Loss)
(In millions)	Shares	Common Stock and Additional Paid-in Capital	Fair Value Adjustment to Available for Sale Securities, Net of Tax	Foreign Currency Translation Adjustments, Net of Tax	Retirement Benefits Adjustments, Net of Tax	Retained Earnings (Accumulated Deficit)	Owner’s Net Investment, Prior to Separation	Non-Controlling Interests	Comprehensive Earnings (Loss)
Balances at December 31, 2010	—	$—	$14	$(349)	$(10)	$—	$2,077	$23
Capital contribution from Former Parent							3,200
Separation-related adjustments			(5)	346	(4)		(300)	(23)
Reclassification of Owner’s Net Investment to Common Stock and Additional Paid-in Capital in connection with Separation	294.3	4,977					(4,977)
Deferred Contribution from Former Parent		75
Net loss						(169)			(169)
Impact of sale of securities, net of tax of $5			(9)						(9)
Foreign currency translation adjustments				(86)					(86)
Issuance of common stock and stock options exercised	5.2	48
Share-based compensation expense		120
Balances at October 1, 2011	299.5	$5,220	$—	$(89)	$(14)	$(169)	$—	$—	$(264)

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Mobility Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
(In millions)	October 1, 2011	October 2, 2010
Operating
Net loss attributable to Motorola Mobility Holdings, Inc.	$(169)	$(166)
Loss attributable to non-controlling interests	—	(3)

Net loss	(169)	(169)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	167	169
Share-based compensation expense	120	120
Non-cash other charges	17	1
Gains on sales of investments	(12)	—
Deferred income taxes	(46)	14
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(246)	(225)
Inventories	80	(166)
Other current assets	—	(7)
Accounts payable and accrued liabilities	125	686
Other assets and liabilities	96	(42)

Net cash provided by operating activities	132	381
Investing
Acquisitions and investments	(65)	(66)
Proceeds from sales of investments and business, net	29	12
Capital expenditures	(136)	(68)
Cash deposits	(24)	—
Other, net	5	1

Net cash used for investing activities	(191)	(121)
Financing
Share-based compensation activity	48	—
Capital contributions from Former Parent	3,107	—
Other, net	14	—
Net transfers to Former Parent	—	(293)

Net cash provided by (used for) financing activities	3,169	(293)
Effect of exchange rate changes on cash and cash equivalents	(32)	33
Net increase in cash and cash equivalents	3,078	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$3,078	$—
Cash Flow Information
Cash paid during the period for:
Interest, net	$2	N/A
Income taxes, net of refunds	122	N/A

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

At the time of the Distribution, the Former Parent contributed $3.2 billion in cash, cash equivalents and cash deposits to the Company (the “Distribution Date Contribution”). The Former Parent agreed to contribute to the Company an additional $300 million in cash if and when the Former Parent receives cash distributions as a result of the reduction in registered capital of an overseas subsidiary (the “Deferred Contribution”). On July 22, 2011, the Company received its first Deferred Contribution of $75 million from the Former Parent.

Merger Agreement with Google Inc.

On August 15, 2011, Motorola Mobility Holdings, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Google Inc. (“Google”) and RB98 Inc., a wholly owned subsidiary of Google (“Merger Sub”). The Merger Agreement provides for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Google. In the Merger, each outstanding share of common stock, par value $0.01 per share, of the Company, other than any dissenting shares, shares held by Google, Merger Sub, the Company or any of their respective subsidiaries and treasury shares, will be cancelled and converted into the right to receive $40.00 in cash, without interest. The closing of the Merger is subject to customary closing conditions, including adoption of the Merger Agreement by the Company’s stockholders and regulatory approvals.

Under the Merger Agreement, the Company may not solicit competing proposals or participate in any discussions or negotiations regarding alternative business combination transactions, subject to exceptions that permit the Company’s Board of Directors to take actions required by their fiduciary duties. The Company may terminate the Merger Agreement under certain specified circumstances, including if its Board of Directors determines in good faith that it has received a superior proposal (as defined in the Merger Agreement), and otherwise complies with certain terms of the Merger Agreement. In connection with a termination to accept a superior proposal, Google will be entitled to a fee of $375 million. The $375 million fee is also payable to Google in other limited circumstances involving a competing proposal and termination of the Merger Agreement.

Pursuant to the Merger Agreement, stock options and restricted stock units (RSUs) granted by the Company under the Legacy Incentive Plan as a substitute for Motorola, Inc. stock options, and RSUs granted prior to 2011, will fully vest upon the closing of the transaction and be paid out at $40 for each RSU, and $40 minus the exercise price for each stock option, in each case less applicable tax withholdings. Vested stock options and vested RSUs granted under the 2011 Incentive Compensation Plan in 2011 will be paid out at $40 for each RSU, and $40 minus the exercise price for each stock option, in each case less applicable tax withholdings. Unvested stock options and unvested restricted stock (RS) and RSUs granted under the 2011 Incentive Compensation Plan in 2011 will be converted to an award of equivalent value in Google stock options, RS and RSUs, respectively.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and all controlled subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements as of October 1, 2011 and December 31, 2010 and for the three months and nine months ended October 1, 2011 and October 2, 2010 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the combined financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010. The results of operations for the three months and nine months ended October 1, 2011 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior period financial statements and related notes have been reclassified to conform to the 2011 presentation.

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

The following table presents the expense (income) allocations reflected in the Company’s statements of operations:

October 2, 2010	Three Months Ended	Nine Months Ended
Leveraged services expenses	$ 102	$ 369

Employee benefits and incentives	119	327

Basic research	—	5

Interest expense (income), net	12	38

	$ 233	$ 739

The Company and the Former Parent considered these leveraged services expenses, employee benefits and incentives, basic research and interest expense (income) allocations to be a reasonable reflection of the services provided to the Company by the Former Parent. For the three months and nine months ended October 1, 2011, there are no allocations from the Former Parent in the statement of operations.

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

Brazil Functional Currency

Effective July 3, 2011, based on cumulatively significant changes in economic facts and circumstances, the Company determined that for purposes of financial statement translation the local Brazilian currency should be the functional currency of the Company’s wholly owned Brazilian subsidiary, Motorola Industrial Ltda. Prior to July 3, 2011, the functional currency was the U.S. dollar. As a result of this change, there was an immaterial adjustment to the previously reported values of non-monetary assets offset by an adjustment to the Foreign currency translation adjustment, a component of accumulated other comprehensive loss in Stockholders’ equity in the condensed consolidated balance sheets. As a result of this change in the functional currency, for financial periods beginning on or after July 3, 2011, changes in the Brazilian exchange rates will result in gains or losses, which will be recorded in Other, net in the condensed consolidated statements of operations related to the revaluation of U.S. dollar denominated monetary assets and liabilities, such as cash and cash equivalents and accounts payable held by our Brazilian subsidiary.

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

In September 2011, the FASB issued new accounting guidance intended to simplify goodwill impairment testing. The Company will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company expects to early adopt this guidance in the fourth quarter effective October 2, 2011 for its fiscal 2011 annual impairment test. The Company does not expect the adoption of this guidance will have a material impact on our results of operations or financial position.

2.	Relationship with the Former Parent

In connection with the Separation, the Company entered into a series of agreements with the Former Parent which are intended to govern the relationship between the Company and the Former Parent going forward. These agreements include a Master Separation and Distribution Agreement, intellectual property agreements, a trademark license agreement, a tax sharing agreement and an employee matters agreement. The Company also entered into other related agreements with the Former Parent including transition services agreements. During the three months and nine months ended October 1, 2011, the net expense to the Company related to these agreements was not material. See Note 10, “Commitments and Contingencies”, regarding indemnifications to and from the Former Parent.

3.	Other Financial Data

Statement of Operations Information

Other Charges (Income)

Other charges (income) included in Operating earnings (loss) consist of the following:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Merger-related transaction costs	$18	$—	$18	$—
Legal claim provision	—	—	20	—
Intangible asset amortization	15	14	47	41
Intangible asset impairment	—	—	4	—
Reorganization of businesses	—	13	(3)	34
Legal settlement	—	—	—	(228)

	$33	$27	$86	$(153)

In August 2011, the Company retained investment banking firms to, among other things, advise us in connection with a potential transaction such as the merger and to evaluate whether the consideration to be received by the holders of our common stock pursuant to the Merger agreement was fair, from a financial point of view, to such holders. To date, the Company has incurred non-refundable fees of approximately $9 million, which have been recorded as a component of Other charges (income) in the Company’s condensed consolidated statements of operations for the three and nine months ended October 1, 2011. At the effective time of the Merger, the Company will incur additional aggregate fees of approximately $42 million to the investment banking firms. Additionally, the Company incurred $9 million in legal fees and other incremental costs in the third quarter of 2011 relating to the Merger, which has also been recorded as a component of Other Charges (income) in the Company’s condensed consolidated statements of operations for the three and nine months ended October 1, 2011.

In June 2010, the Company announced that it had entered into a settlement and license agreement with another company, which resolved all outstanding litigation between the two companies. The agreement includes provisions for an upfront payment of $175 million from the other company to the Company, future royalties to be paid by the other company to the Company for the license of certain intellectual property, and the transfer of certain patents between the companies. As a result of this agreement and the valuation of the patents exchanged, the Company recorded a pre-tax gain of $228 million during the nine months ended October 2, 2010, related to the settlement of the outstanding litigation between the parties.

Other Income (Expense)

Interest income (expense), net, and Other, net, both included in Other income (expense), consist of the following:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Interest income (expense), net:
Interest income	$8	$12	$18	$24
Interest expense	(1)	(23)	(8)	(64)

	$7	$(11)	$10	$(40)

Other, net:
Foreign currency costs	$(8)	$(6)	$(30)	$(25)
Investment impairments	—	—	—	(7)
Other	2	4	2	8

	$(6)	$(2)	$(28)	$(24)

Loss Per Common Share

The computation of basic and diluted loss per common share attributable to Motorola Mobility Holdings, Inc. common stockholders is as follows:

	Amounts attributable to Motorola Mobility Holdings, Inc. common stockholders
	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Basic loss per common share:
Net loss	$(32)	$(34)	$(169)	$(166)
Weighted average common shares outstanding	297.7	294.3	296.1	294.3

Per share amount	$(0.11)	$(0.12)	$(0.57)	$(0.56)

Diluted loss per common share:
Net loss	$(32)	N/A	$(169)	N/A

Weighted average common shares outstanding	297.7	N/A	296.1	N/A
Add effect of dilutive securities:
Share-based awards and other	—	N/A	—	N/A

Diluted weighted average common shares outstanding	297.7	N/A	296.1	N/A

Per share amount	$(0.11)	N/A	$(0.57)	N/A

For the three months and nine months ended October 1, 2011, the Company was in a net loss position and, accordingly, the assumed exercise of 1.4 million and 1.2 million stock options, respectively, and the assumed vesting of 1.9 million and 2.0 million restricted stock units, respectively, were excluded from diluted weighted average shares outstanding because their inclusion would have been anti-dilutive.

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

Balance Sheet Information

Cash and Cash Equivalents and Cash Deposits

The Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $3.1 billion at October 1, 2011. In addition, the Company had $181 million of cash deposits, primarily related to various legal disputes, at October 1, 2011. At October 1, 2011, $21 million of this amount was current and included in Other current assets in the Company’s condensed consolidated balance sheet (all of which was held in the U.S.) and $160 million of this amount was non-current (including $155 million held outside the U.S.). Prior to Separation, the Company participated in the Former Parent’s cash management program. As a result, the Company has recorded no cash, cash equivalents or cash deposits on its balance sheet prior to Separation.

Accounts Receivable

Accounts receivable, net, consists of the following:

	October 1, 2011	December 31, 2010
Accounts receivable	$1,801	$1,620
Less allowance for doubtful accounts	(27)	(49)

	$1,774	$1,571

Inventories

Inventories, net, consists of the following:

	October 1, 2011	December 31, 2010
Work-in-process and production materials	$465	$724
Finished goods	504	508

	969	1,232
Less inventory reserves	(223)	(389)

	$746	$843

Other Current Assets

Other current assets consists of the following:

	October 1, 2011	December 31, 2010
Contractor receivables	$246	$239
Deferred costs	109	163
Tax refunds receivable	108	103
Royalty license arrangements	50	44
Cash deposits	21	—
Other	71	46

	$605	$595

Property, Plant and Equipment

Property, plant and equipment, net, consists of the following:

	October 1, 2011	December 31, 2010
Land	$44	$44
Building	695	716
Machinery and equipment	1,717	1,665

	2,456	2,425
Less accumulated depreciation	(1,653)	(1,619)

	$803	$806

Depreciation expense for the three months ended October 1, 2011 and October 2, 2010 was $42 million and $44 million, respectively. Depreciation expense for the nine months ended October 1, 2011 and October 2, 2010 was $120 million and $128 million, respectively.

Investments

Investments consists of the following:

		Less		Cost Basis
October 1, 2011	Recorded Value	Unrealized Gains	Unrealized Losses
Available-for-sale securities:
Common stock and equivalents	$—	$—	$—	$—
Other securities, at cost	93	—	—	93
Equity method investments	32	—	—	32

	$125	$—	$—	$125

		Less		Cost Basis
December 31, 2010	Recorded Value	Unrealized Gains	Unrealized Losses
Available-for-sale securities:
Common stock and equivalents	$21	$14	$—	$7
Other securities, at cost	89	—	—	89
Equity method investments	27	—	—	27

	$137	$14	$—	$123

During the nine months ended October 1, 2011, the Company disposed of Available-for-sale common stock and equivalents and Other securities, at cost resulting in a gain on sale of investments of $12 million.

During the three months and nine months ended October 1, 2011, and the three months ended October 2, 2010, investment impairment charges recorded by the Company were de minimis. During the nine months ended October 2, 2010, the Company recorded investment impairment charges of $7 million representing other-than-temporary declines in the value of the Company’s investment portfolio, primarily related to other securities recorded at cost. Investment impairment charges are included in Other within Other income (expense) in the Company’s condensed consolidated statements of operations.

Other Assets

Other assets consists of the following:

	October 1, 2011	December 31, 2010
Royalty license arrangements	$220	$228
Intangible assets, net of accumulated amortization of $661 and $614	160	205
Deferred costs	128	180
Value-added tax refunds receivable	11	48
Other	39	36

	$558	$697

Accrued Liabilities

Accrued liabilities consists of the following:

	October 1, 2011	December 31, 2010
Customer reserves	$364	$256
Deferred revenue	310	325
Warranty reserves	253	206
Compensation	249	246
Royalty license arrangements	246	211
Contractor payables	183	179
Tax liabilities	100	140
Other	529	552

	$2,234	$2,115

Other Liabilities

Other liabilities consists of the following:

	October 1, 2011	December 31, 2010
Deferred revenue	$178	$224
Facility financing obligation	97	96
Defined benefit pension plans	95	93
Deferred income taxes	77	79
Other	140	111

	$587	$603

4.	Risk Management

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

As of October 1, 2011 and December 31, 2010, the Company had outstanding foreign exchange contracts with notional values totaling $265 million and $608 million, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company’s condensed consolidated statements of operations.

The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of October 1, 2011 and the corresponding positions as of December 31, 2010:

	Notional Amount
Net Buy (Sell) by Currency	October 1, 2011	December 31, 2010
Canadian Dollar	$25	$35
Indian Rupee	(25)	(43)
Chinese Yuan	(29)	14
Euro	(66)	(54)
Japanese Yen	(67)	(5)

Counterparty Risk

The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of nonperformance by counterparties. However, the risk is limited to the fair value of the instruments when the derivative is in an asset position. At the present time, all of the counterparties have investment grade credit ratings. As of October 1, 2011 the Company was exposed to an aggregate credit risk of approximately $14 million with all counterparties.

Fair Value of Financial Instruments

The Company’s financial instruments include accounts receivable, accounts payable, accrued liabilities, derivative financial instruments and other financing commitments. The Company’s available-for-sale investment portfolios and derivative financial instruments are recorded in the Company’s condensed consolidated balance sheets at fair value. All other financial instruments are carried at cost, which is not materially different than the instruments’ fair values.

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

Income Tax Expense

For the three months ended October 1, 2011 and October 2, 2010, the Company recorded net income tax expense of $30 million and $28 million, respectively, primarily comprised of taxes on foreign earnings and foreign withholding taxes on royalty and other income.

For the nine months ended October 1, 2011 and October 2, 2010, the Company recorded net income tax expense of $99 million and $55 million, respectively, primarily comprised of taxes on foreign earnings and foreign withholding taxes on royalty and other income.

The Company has not recorded a tax benefit on its U.S. losses due to its recent history of cumulative U.S. losses.

Deferred Income Taxes

As of October 1, 2011, the Company’s net deferred tax assets, exclusive of valuation allowances, were $2.5 billion, compared to $2.9 billion as of December 31, 2010. As of October 1, 2011, the valuation allowance against the net deferred tax assets was $2.4 billion, as compared to $2.8 billion as of December 31, 2010.

Included in the net deferred tax assets of $2.5 billion as of October 1, 2011 are: (i) approximately $1.0 billion of deferred tax assets related to capitalized R&D costs that may be amortized for tax purposes through 2019; (ii) approximately $800 million of deferred tax assets related to U.S. and foreign tax loss and credit carry forwards; and (iii) approximately $700 million of deferred taxes related to other temporary differences.

Unrecognized Tax Benefits

The Company had unrecognized tax benefits of $21 million and $101 million as of October 1, 2011 and December 31, 2010, respectively. The decrease in unrecognized tax benefits is primarily attributable to a $76 million decrease relating to post-Separation adjustments.

6.	Share-Based Compensation Plans

Upon Separation, all outstanding Former Parent stock options, stock appreciation rights and restricted stock units (“RSU”) for the Company’s employees were replaced with awards in the Company using a formula designed to preserve the intrinsic value and fair value of the award immediately prior to Separation. There was no incremental compensation expense to the Company related to the replacement of the Former Parent share-based compensation awards. Any unrecognized compensation expense related to the replaced awards will be recognized by the Company over the remaining vesting period of the awards. During the nine months ended October 1, 2011, the Company began to grant share based compensation to employees and non-employee directors under the Company’s incentive plans.

Stock Options

During the nine months ended October 1, 2011, the Company granted 9.7 million stock options. The weighted-average estimated fair value of employee stock options granted during the nine months ended October 1, 2011 was $11.70. As of October 1, 2011, the Company had 21.4 million stock options and stock appreciation rights outstanding.

Restricted Stock and Restricted Stock Units

During the nine months ended October 1, 2011, the Company granted 4.5 million restricted stock (“RS”) and RSUs with a weighted-average fair market value of $29.15 per RS and RSU. As of October 1, 2011, the Company had 8.6 million RS and RSUs outstanding.

Employee Stock Purchase Plan

During the three months ended July 2, 2011, employees began to participate in the Company’s new employee stock purchase plan. The employee stock purchase plan allows eligible participants to purchase shares of the Company’s common stock through payroll deductions of up to 10% of eligible compensation on an after-tax basis. Plan participants cannot purchase more than $25,000 of stock in any calendar year. The price an employee pays per share is 85% of the lower of the fair market value of the Company’s stock on the close of the first trading day or last trading day of the purchase period. The plan has two purchase periods, the first one from May 1 through October 31 and the second one from November 1 through April 30. During the three months ended October 1, 2011, there was no purchase of the Company’s stock under the plan as the initial offering period had not yet closed. During the three months ended October 1, 2011, the Company announced that the period ending October 31, 2011 would be the final period that employees would be able to purchase common stock of the Company under the plan.

Compensation expense related to the Company’s employee stock options, stock appreciation rights, restricted stock, restricted stock units and employee stock purchase plan was as follows (prior to Separation, compensation expense included the Company’s employees, as well as allocated compensation expense from the Former Parent’s corporate functions):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Share-based compensation expense included in:
Costs of sales	$3	$5	$11	$12
Selling, general and administrative expenses	19	22	68	68
Research and development expenditures	12	15	41	40

Share-based compensation expense included in Operating earnings (loss)	34	42	120	120
Tax benefit	—	—	—	—

Share-based compensation expense, net of tax	$34	$42	$120	$120

7.	Fair Value Measurements

The Company had no non-financial assets or liabilities that are required to be measured at fair value on a recurring basis as of October 1, 2011.

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

Level 3—Valuations derived from valuation techniques, in which one or more significant inputs are unobservable.

The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of October 1, 2011 were as follows:

October 1, 2011	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange derivative contracts	$—	$15	$—	$15
Liabilities:
Foreign exchange derivative contracts	$—	$3	$—	$3

8.	Sales of Receivables

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

Total sales of accounts receivable were $43 million and $57 million during the three months ended October 1, 2011 and October 2, 2010, respectively, and $140 million and $173 million for the nine months ended October 1, 2011 and October 2, 2010, respectively. As of October 1, 2011, there were no accounts receivable outstanding under these programs for which the Company retained servicing obligations, compared to $43 million at December 31, 2010.

9.	Credit Facilities

On January 4, 2011, the Company entered into a $500 million unsecured three-year credit agreement (the “Credit Agreement”) with a syndicate of lenders. The Credit Agreement provides for a revolving credit facility and a letter of credit facility, is guaranteed by certain of the Company’s subsidiaries, and contains restrictive covenants. The Company may use any borrowings under the Credit Agreement for general corporate purposes. No obligations are outstanding under the Credit Agreement as of October 1, 2011.

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

Tax and Regulatory Proceedings in Brazil

In connection with the Company’s operations in Brazil, Brazilian tax authorities have proposed assessments against the Company’s Brazilian subsidiary relating to various technology transfer taxes, duties, value added taxes, certain other taxes and labor related matters related to the subsidiary’s operations for calendar years 1997 through 2010. As of October 1, 2011, these assessments collectively represent reasonably possible loss contingencies under the applicable accounting standards of up to approximately $466 million, based on the exchange rate in effect at October 1, 2011, including interest and penalties. However, the Company is vigorously disputing these matters, believes it has valid defenses that are supported by the law, and believes that this amount is not a meaningful indicator of liability. These matters are progressing through the multiple levels of administrative and judicial review available in Brazil. Due to the complexities and uncertainty surrounding the administrative and judicial process in Brazil and the nature of the claims asserted, the Company does not expect a final resolution of these matters for several years.

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

As of October 1, 2011, the Company had approximately $150 million of cash deposits, including accrued interest, for these matters, which are included in Cash deposits in the Company’s condensed consolidated balance sheet as of October 1, 2011.

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

Summarized below are the Company’s net revenues and operating earnings (loss) by segment for the three months and nine months ended October 1, 2011 and October 2, 2010:

	Net Revenues		Operating Earnings (Loss)
Three Months Ended	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Mobile Devices	$2,434	$2,034	$(41)	$(43)
Home	825	912	54	49

	$3,259	$2,946

Merger-related transaction costs			(18)	—

Operating earnings (loss)			(5)	6
Total other income (expense)			3	(13)

Loss before income taxes			$(2)	$(7)

	Net Revenues		Operating Earnings (Loss)
Nine Months Ended	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Mobile Devices	$6,992	$5,399	$(215)	$(148)
Home	2,636	2,636	169	98

	$9,628	$8,035

Merger-related transaction costs			(18)	—

Operating loss			(64)	(50)
Total other expense			(6)	(64)

Loss before income taxes			$(70)	$(114)

12.	Reorganization of Businesses

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

2011 Activity

During the three months ended October 1, 2011, the Company recorded no additional charges related to restructuring actions under Other charges in the Company’s condensed consolidated statements of operations, and de minimis reversals of reorganization of business charges for accruals no longer needed.

During the nine months ended October 1, 2011, the Company recorded $6 million of net reversals of reorganization of business charges, including $3 million of Separation-related adjustments for employees that remained with the Former Parent and $4 million of reversals for accruals no longer needed, partially offset by $1 million of additional charges related to restructuring actions under Other charges in the Company’s condensed consolidated statements of operations.

On October 24, 2011, Company management approved a workforce reduction action under which the Company will record a net pre-tax charge to earnings during the quarter ended December 31, 2011, of approximately $31 million, comprised of $27 million of severance costs related to approximately 800 employees impacted by the action and approximately $4 million of facility exit costs. Both of the Company’s business segments (the Mobile Devices business and the Home business), as well as various corporate functions, are impacted by the action and the action affects employees globally. Under the Company’s employee severance plan, policies or applicable law, severance payments to employees affected by this action will be made substantially over the next 12 months.

The following table displays the net charges (reversals of accruals) incurred by business segment:

October 1, 2011	Three Months Ended	Nine Months Ended
Mobile Devices	$—	$(3)
Home	—	—

	$—	$(3)

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2011 to October 1, 2011:

	Accruals at January 1, 2011	Additional Charges	Adjustments	Amount Used	Accruals at October 1, 2011
Exit costs	$12	$—	$—	$(3)	$9
Employee separation costs	32	1	(7)	(25)	1

	$44	$1	$(7)	$(28)	$10

Adjustments include foreign currency translation adjustments.

Exit Costs

At January 1, 2011, the Company had an accrual of $12 million for exit costs attributable to lease terminations. The $3 million used reflects cash payments. The remaining accrual of $9 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheet at October 1, 2011, represents future cash payments, primarily for lease termination obligations that are expected to be paid over a number of years.

Employee Separation Costs

At January 1, 2011, the Company had an accrual of $32 million for employee separation costs, representing the severance costs for approximately 1,100 employees. The adjustments of $7 million reflect reversals of accruals no longer needed and the additional charges of $1 million relate to restructuring actions taken by the Company. During the nine months ended October 1, 2011, approximately 700 employees, of which 200 were direct employees and 500 were indirect employees, were separated from the Company. The $25 million used reflects cash payments to these separated employees. The remaining accrual of $1 million is included in Accrued liabilities in the Company’s condensed consolidated balance sheet at October 1, 2011.

2010 Activity

During the three months ended October 2, 2010, the Company recorded net reorganization of business charges of $18 million, including $5 million of charges in Costs of sales and $13 million of charges under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate $18 million are charges of $25 million for employee separation costs, partially offset by $7 million of reversals for accruals no longer needed.

During the nine months ended October 2, 2010, the Company recorded net reorganization of business charges of $45 million, including $11 million of charges in Costs of sales and $34 million of charges under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate $45 million are charges of $61 million for employee separation costs, partially offset by $16 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by business segment:

October 2, 2010	Three Months Ended	Nine Months Ended
Mobile Devices	$13	$30
Home	5	15

	$18	$45

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2010 to October 2, 2010:

	Accruals at January 1, 2010	Additional Charges	Adjustments	Amount Used	Accruals at October 2, 2010
Exit costs	$39	$—	$(3)	$(17)	$19
Employee separation costs	33	61	(16)	(47)	31

	$72	$61	$(19)	$(64)	$50

Adjustments include foreign currency translation adjustments.

Exit Costs

At January 1, 2010, the Company had an accrual of $39 million for exit costs attributable to lease terminations. There were no material additional charges related to exit costs. The adjustments of $3 million reflect: (i) $2 million of reversals of accruals no longer needed, and (ii) $1 million of foreign currency translation adjustments. The $17 million used reflects cash payments. The remaining accrual of $19 million was included in Accrued liabilities in the Company’s condensed combined balance sheet at October 2, 2010.

Employee Separation Costs

At January 1, 2010, the Company had an accrual of $33 million for employee separation costs, representing the severance costs for approximately 400 employees. The additional charges of $61 million represent severance costs for approximately an additional 1,500 employees, of which 500 were direct employees and 1,000 were indirect employees. The adjustments of $16 million reflect: (i) $13 million of reversals of accruals no longer needed and (ii) $3 million of foreign currency translation adjustments. During the nine months ended October 2, 2010, approximately 900 employees, of which 300 were direct employees and 600 were indirect employees, were separated from the Company. The $47 million used reflects cash payments to these separated employees. The remaining accrual of $31 million was included in Accrued liabilities in the Company’s combined balance sheet at October 2, 2010.

13.	Intangible Assets and Goodwill

Intangible Assets

Amortized intangible assets were comprised of the following:

	October 1, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Completed technology	$510	$451	$507	$418
Licensed technology	106	106	105	105
Patents	97	22	97	16
Customer-related	64	44	62	37
In-process research and development	6	—	10	—
Other intangibles	38	38	38	38

	$821	$661	$819	$614

Amortization expense on intangible assets, which is included within Other charges, was $15 million and $14 million for the three months ended October 1, 2011 and October 2, 2010, respectively. Amortization expense on intangible assets, which is included within Other charges, was $47 million and $41 million for the nine months ended October 1, 2011 and October 2, 2010, respectively. As of October 1, 2011, annual amortization expense is estimated to be $59 million in 2011, $42 million in 2012, $33 million in 2013, $18 million in 2014 and $12 million in 2015.

During the three months ended April 2, 2011, the Company recorded an impairment of $4 million related to the abandonment of previously acquired in-process research and development.

Amortized intangible assets, excluding goodwill, by business segment were as follows:

	October 1, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Mobile Devices	$149	$61	$153	$53
Home	672	600	666	561

	$821	$661	$819	$614

Goodwill

The following table displays a rollforward of the carrying amount of goodwill by reportable segment from January 1, 2011 to October 1, 2011:

	Mobile Devices	Home	Total
Balances as of January 1, 2011:
Aggregate goodwill acquired	$133	$1,391	$1,524
Accumulated impairment losses	(55)	(73)	(128)
Goodwill, net of impairment losses	78	1,318	1,396
Goodwill acquired	9	25	34
Adjustments	1	—	1
Balances as of October 1, 2011:
Aggregate goodwill acquired	143	1,416	1,559
Accumulated impairment losses	(55)	(73)	(128)
Goodwill, net of impairment losses	$88	$1,343	$1,431

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This commentary should be read in conjunction with Motorola Mobility Holdings, Inc.’s (the “Company’s”) condensed consolidated financial statements for the three and nine months ended October 1, 2011 and October 2, 2010, as well as the Company’s combined financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

•	Merger Agreement with Google Inc.—This section provides a general discussion of our proposed Merger with Google Inc.

•

Executive Overview—This section provides a general description of our business, as well as recent developments we believe are important in understanding our results of operations and financial condition or in understanding anticipated future trends.

•	Looking Forward—This section provides a discussion of management’s general outlook about market demand, competition and product development.

•	Results of Operations—This section provides an analysis of our results of operations for the three and nine months ended October 1, 2011 and October 2, 2010.

•	Liquidity and Capital Resources—This section provides a discussion of our current financial condition and an analysis of our cash flows for the nine months ended October 1, 2011 and October 2, 2010.

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

Merger Agreement with Google Inc.

On August 15, 2011, Motorola Mobility Holdings, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Google Inc. (“Google”) and RB98 Inc., a wholly owned subsidiary of Google (“Merger Sub”). The Merger Agreement provides for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Google. In the Merger, each outstanding share of common stock, par value $0.01 per share, of the Company, other than any dissenting shares, shares held by Google, Merger Sub, the Company or any of their respective subsidiaries and treasury shares, will be cancelled and converted into the right to receive $40.00 in cash, without interest. The closing of the Merger is subject to customary closing conditions, including adoption of the Merger Agreement by the Company’s stockholders and regulatory approvals.

Under the Merger Agreement, the Company may not solicit competing proposals or participate in any discussions or negotiations regarding alternative business combination transactions, subject to exceptions that permit the Company’s Board of Directors to take actions required by their fiduciary duties. The Company may terminate the Merger Agreement under certain specified circumstances, including if its Board of Directors determines in good faith that it has received a superior proposal (as defined in the Merger Agreement), and otherwise complies with certain terms of the Merger Agreement. In connection with a termination to accept a superior proposal, Google will be entitled to a fee of $375 million. The $375 million fee is also payable to Google in other limited circumstances involving a competing proposal and termination of the Merger Agreement.

Pursuant to the Merger Agreement, stock options and restricted stock units (RSUs) granted by the Company under the Legacy Incentive Plan as a substitute for Motorola, Inc. stock options, and RSUs granted prior to 2011, will fully vest upon the closing of the transaction and be paid out at $40 for each RSU, and $40 minus the exercise price for each stock option, in each case less applicable tax withholdings. Vested stock options and vested RSUs granted under the 2011 Incentive Compensation Plan in 2011 will be paid out at $40 for each RSU, and $40 minus the exercise price for each stock option, in each case less applicable tax withholdings. Unvested stock options and unvested restricted stock (RS) and RSUs granted under the 2011 Incentive Compensation Plan in 2011 will be converted to an award of equivalent value in Google stock options, RS and RSUs, respectively. The Merger Agreement and related materials can be found in the Company’s SEC filings at www.sec.gov.

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

We operate our business in two segments. The Mobile Devices segment is focused on mobile wireless devices and related products and services. This segment’s net revenues were $2.4 billion in the third quarter of 2011 and $2.0 billion in the third quarter of 2010, representing 75% and 69%, respectively, of Motorola Mobility’s consolidated net revenues. The Home segment is focused on technologies to provide video entertainment services to consumers by enabling subscribers to access a variety of interactive digital television services. This segment’s net revenues were $825 million in the third quarter of 2011 and $912 million in the third quarter of 2010, representing 25% and 31%, respectively, of Motorola Mobility’s consolidated net revenues.

Motorola Mobility’s Financial Results for the quarter ended October 1, 2011

•

Net Revenues: Our net revenues were $3.3 billion in the third quarter of 2011, up 11% compared to net revenues of $2.9 billion in the third quarter of 2010. Net revenues increased 20% in the Mobile Devices segment and decreased 10% in the Home segment.

•	Operating Earnings (Loss): We incurred an operating loss of $5 million in the third quarter of 2011, compared to operating earnings of $6 million in the third quarter of 2010.

•	Net Loss: We incurred a net loss of $32 million in the third quarter of 2011, compared to net loss of $34 million in the third quarter of 2010.

•

Operating Cash Flows: We generated $132 million of net cash from operating activities in the first nine months of 2011, compared to generating $381 million of net cash from operating activities in the first nine months of 2010.

Financial results for our two business segments for the quarter ended October 1, 2011

•

In Our Mobile Devices Business: Net revenues were $2.4 billion in the third quarter of 2011, an increase of 20% compared to net revenues of $2.0 billion in the third quarter of 2010. The increase in net revenues was primarily driven by a 28% increase in unit shipments, partially offset by a 6% decrease in average selling price (“ASP”). We shipped 11.6 million mobile devices in the third quarter of 2011, a 28% increase compared to shipments of 9.1 million mobile devices in third quarter of 2010, and a 5% increase sequentially compared to shipments of 11.0 million mobile devices in the second quarter of 2011. We shipped 4.8 million Android-based smartphones in the third quarter of 2011, a 27% increase compared to shipments of 3.8 million in the third quarter of 2010, and a 10% increase sequentially compared to shipments of 4.4 million in the second quarter of 2011. On a geographic basis, net revenues increased substantially in Latin America, the Europe, Middle East and Africa region (“EMEA”) and Asia, and decreased in North America.

The segment incurred an operating loss of $41 million in the third quarter of 2011, compared to an operating loss of $43 million in the third quarter of 2010. The decrease in operating loss was primarily due to an increase in gross margin, driven by a 20% increase in net revenues, largely offset by an increase in SG&A expenses.

26

•

In Our Home Business: Net revenues were $825 million in the third quarter of 2011, a decrease of 10% compared to net revenues of $912 million in the third quarter of 2010. The decrease in net revenues in the Home segment was primarily driven by an 11% decrease in net revenues from sales of set-top boxes, reflecting a 3% decrease in shipments of set-top boxes as well as a lower ASP. Net revenues from sales of video and access infrastructure equipment declined 12%. On a geographic basis, net revenues decreased in Asia and North America, partially offset by increased net revenues in EMEA. Net revenues in Latin America remained unchanged.

The segment had operating earnings of $54 million in the third quarter of 2011, compared to operating earnings of $49 million in the third quarter of 2010. The increase in operating earnings was primarily due to (i) an increase in gross margin, driven by operational efficiencies, product cost recoveries as well as a favorable product mix shift, (ii) a slight decrease in SG&A expenses, partially offset by an increase in research and development (“R&D”) expenditures.

Looking Forward

In August 2011, Motorola Mobility and Google Inc. entered into the Merger Agreement pursuant to which Google will acquire the Company. We currently expect the Merger to be completed by the end of 2011 or early 2012. However, the Merger is subject to various closing conditions, including antitrust clearances in various jurisdictions and other conditions described in the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on October 14, 2011. It is possible that the failure to timely meet those closing conditions or other factors outside of our control could require us to complete the Merger at a later time or prevent us from completing the Merger altogether.

In our Mobile Devices business, while we expect the overall global mobile device market to remain intensely competitive, we expect annual growth in total industry demand over the next several years, particularly in smartphones and media tablets. Our strategy is focused on developing and marketing a comprehensive smartphone portfolio and strengthening our position in priority markets. Our smartphone priorities and areas of differentiation include the following areas: (i) providing a broad based portfolio of devices at multiple price points and distributed through carriers, distributors and retailers globally, (ii) expanding our portfolio to include 4G LTE devices, (iii) software applications and services for consumers, including cloud based social networking, media and content related experiences, (iv) Webtop, a proprietary software application, and related accessories that enable enhanced and more interactive computer-like user experiences, and (v) enterprise-ready devices that address the security and device management needs required for business use. Our mid- to high-tier feature phone portfolio will be limited given declining global demand in this segment of the handset industry. We will continue to develop and market our iDEN portfolio of devices, although we expect overall annual iDEN unit demand to continue to gradually decline. For lower-priced, voice-centric mobile devices, our portfolio will also be limited as we deliver devices to meet certain market needs. To address a growth opportunity, we are developing a portfolio of media tablets, wireless devices which enable enhanced access to the mobile Internet, content consumption, and enterprise experiences for consumers and business users. We shipped our first LTE-upgradable media tablet, the Motorola XOOM, beginning in the first quarter of 2011. We expect significant annual growth in total industry demand for media tablets over the next several years and for this market to be intensely competitive. Mobile Devices’ market priorities continue to be primarily North America, China and Latin America, followed by Western Europe and other strategic markets. With the growth in demand for smartphones and media tablets, and by accelerating our speed to market, providing rich consumer experiences and strengthening our brand, we expect to continue to improve the financial performance in our Mobile Devices business.

In our Home business, industry demand levels in 2011 have been comparable to 2010. We expect a return to industry growth when market conditions improve, particularly in the U.S., which may drive increased consumer demand for high definition TV set-top boxes, whole-home IP-based network solutions, 3D-TV, advanced interactive services and converged experiences. In addition, consumer demand for video services is expected to drive the need for infrastructure equipment to optimize networks and storage, increase bandwidth and provide new services across multiple screens, including smartphones, media tablets and TV’s. We will continue to leverage our market leadership position in set-top boxes and video delivery systems and in intellectual property to develop innovative solutions for new and emerging market opportunities. As we address these opportunities, we will continue to manage our overall cost structure, focus on the profitability of our core business, and position ourselves for profitable growth.

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

The Company has an industry leading patent portfolio encompassing many wireless, video, and other innovative technologies. We are involved in significant patent litigation with industry competitors and other relevant patent holders. Several of these matters could be resolved during the remainder of 2011 or the first half of 2012. The outcome of these disputes could have a significant impact on our business and such matters are discussed in “Part II. Item 1. Legal Proceedings” of the Company’s Forms 10-Q and “Part I. Item 3. Legal Proceedings” of the Company’s Form 10-K.

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

Results of Operations

	Three Months Ended				Nine Months Ended
(Dollars in millions, except per share amounts)	October 1, 2011	% of Sales	October 2, 2010	% of Sales	October 1, 2011	% of Sales	October 2, 2010	% of Sales
Net revenues	$3,259		$2,946		$9,628		$8,035
Costs of sales	2,415	74.1%	2,155	73.2%	7,165	74.4%	5,985	74.5%

Gross margin	844	25.9%	791	26.8%	2,463	25.6%	2,050	25.5%

Selling, general and administrative expenses	426	13.0%	385	13.1%	1,299	13.5%	1,141	14.2%
Research and development expenditures	390	12.0%	373	12.6%	1,142	11.8%	1,112	13.8%
Other charges (income)	33	1.1%	27	0.9%	86	0.9%	(153)	(1.9)%

Operating earnings (loss)	(5)	(0.2)%	6	0.2%	(64)	(0.6)%	(50)	(0.6)%

Other income (expense):
Interest income (expense), net	7	0.2%	(11)	(0.4)%	10	0.1%	(40)	(0.5)%
Gains on sales of investments	2	0.1%	—	—%	12	0.1%	—	—%
Other, net	(6)	(0.2)%	(2)	(0.0)%	(28)	(0.3)%	(24)	(0.3)%

Total other income (expense)	3	0.1%	(13)	(0.4)%	(6)	(0.1)%	(64)	(0.8)%

Loss before income taxes	(2)	(0.1)%	(7)	(0.2)%	(70)	(0.7)%	(114)	(1.4)%
Income tax expense	30	0.9%	28	1.0%	99	1.1%	55	0.7%

Net loss	(32)	(1.0)%	(35)	(1.2)%	(169)	(1.8)%	(169)	(2.1)%
Less: Loss attributable to non-controlling interests	—	—%	(1)	(0.0)%	—	—%	(3)	(0.0)%

Net loss attributable to Motorola Mobility Holdings, Inc.	$(32)	(1.0)%	$(34)	(1.2)%	$(169)	(1.8)%	$(166)	(2.1)%

Three months ended October 1, 2011 compared to three months ended October 2, 2010

Net Revenues

Net revenues were $3.3 billion in the third quarter of 2011, up 11% compared to net revenues of $2.9 billion in the third quarter of 2010. The increase in net revenues reflects: (i) a $400 million, or 20%, increase in net revenues in the Mobile Devices segment, and (ii) a $87 million, or 10%, decrease in net revenues in the Home segment. The 20% increase in net revenues in the Mobile Devices segment was primarily driven by a 28% increase in unit shipments, partially offset by a 6% decrease in average selling price (“ASP”). The 10% decrease in net revenues in the Home business was primarily driven by an 11% decrease in net revenues from sales of set-top boxes, reflecting a 3% decrease in shipments of set-top boxes as well as a lower ASP.

Gross Margin

Gross margin was $844 million, or 25.9% of net revenues, in the third quarter of 2011, compared to $791 million, or 26.8% of net revenues, in the third quarter of 2010. The increase in gross margin reflects higher gross margin in both segments. The increase in gross margin in the Mobile Devices segment was primarily driven by the 20% increase in net revenues. The increase in gross margin in the Home segment was primarily due to operational efficiencies, product cost recoveries and a favorable product mix shift. The decrease in gross margin as a percentage of net revenues in the third quarter of 2011 compared to the third quarter of 2010 reflects a decrease in gross margin percentage in the Mobile Devices segment partially offset by an increase in gross margin percentage in the Home segment. The Company’s overall gross margin as a percentage of net revenues can be impacted by the proportion of overall net revenues generated by its two businesses.

Selling, General and Administrative Expenses

SG&A expenses increased 11% to $426 million, or 13.0% of net revenues, in the third quarter of 2011, compared to $385 million, or 13.1% of net revenues, in the third quarter of 2010. The increase in SG&A expenses reflects higher SG&A expenses in the Mobile Devices segment, partially offset by a slight decrease in SG&A expenses in the Home segment. The increase in the Mobile Devices segment was to support the growth in smartphone volumes. SG&A expenses as a percentage of net revenues increased in the Home segment and decreased in the Mobile Devices segment.

Research and Development Expenditures

R&D expenditures increased 4% to $390 million, or 12.0% of net revenues, in the third quarter of 2011, compared to $373 million, or 12.6% of net revenues, in the third quarter of 2010. The increase in R&D expenditures reflects higher R&D expenditures in both segments. R&D expenditures as a percentage of net revenues increased in the Home segment and decreased in the Mobile Devices segment. The Company participates in very competitive industries with constant changes in technology and, accordingly, the Company continues to believe that a strong commitment to R&D is required to drive long-term growth.

Other Charges (Income)

The Company recorded other charges of $33 million in the third quarter of 2011, compared to net charges of $27 million in the third quarter of 2010. The charges in the third quarter of 2011 were comprised of $18 million of charges related to the proposed Merger with Google and $15 million of charges relating to the amortization of intangibles. The other charges in the third quarter of 2010 included $14 million of charges relating to the amortization of intangibles and $13 million of net reorganization of business charges. The net reorganization of business charges are discussed in further detail in the section entitled “Reorganization of Businesses” included elsewhere within this document.

Interest Income (Expense), Net

Net interest income was $7 million in the third quarter of 2011, compared to net interest expense of $11 million in the third quarter of 2010. Net interest income in the third quarter of 2011 includes interest income of $8 million, partially offset by interest expense of $1 million. Net interest expense in the third quarter of 2010 included interest expense of $23 million, partially offset by interest income of $12 million. Prior to separation, our interest income and expense primarily represents amounts allocated from our Former Parent.

Gains on Sales of Investments

Gains on sales of investments were $2 million in the third quarter of 2011. We did not have gains on sales of investments in the third quarter of 2010. In the third quarter of 2011, the net gain was primarily comprised of gains related to sales of securities recorded at cost.

Other, Net

Net expense classified as Other, net, as presented in Other income (expense), was $6 million in the third quarter of 2011, compared to $2 million in the third quarter of 2010. The net expense in the third quarter of 2011 was primarily comprised of $8 million of foreign currency costs. The net expense in the third quarter of 2010 was primarily comprised of $6 million of foreign currency costs.

Income Tax Expense

The Company recorded income tax expense of $30 million in the third quarter of 2011 as compared to $28 million in the third quarter of 2010. The expense for both the third quarters of 2011 and 2010 was comprised of taxes on foreign earnings and foreign withholding taxes on royalty and other income. The Company has not recorded a tax benefit on its U.S. losses due to its recent history of cumulative U.S. losses.

The Company’s tax provision may change from period to period based on non-recurring events, such as the settlement of tax audits, changes in valuation allowances and the tax impact of significant unusual or extraordinary items. The Company’s tax provision will also change due to the level of pre-tax income or loss and its geographic mix.

Net Loss

The Company incurred a loss before income taxes of $2 million in the third quarter of 2011, compared with a loss before income taxes of $7 million in the third quarter of 2010. After taxes, and excluding Loss attributable to non-controlling interests, the Company incurred a net loss of $32 million in the third quarter of 2011, compared to net loss of $34 million in the third quarter of 2010.

Nine months ended October 1, 2011 compared to nine months ended October 2, 2010

Net Revenues

Net revenues were $9.6 billion in the first nine months of 2011, up 20% compared to net revenues of $8.0 billion in the first nine months of 2010. The increase in net revenues reflects a $1.6 billion, or 30%, increase in net revenues in the Mobile Devices segment. The 30% increase in net revenues in the Mobile Devices segment was primarily driven by a 5% increase in ASP and by a 23% increase in unit shipments.

Gross Margin

Gross margin was $2.5 billion, or 25.6% of net revenues, in the first nine months of 2011, compared to $2.1 billion, or 25.5% of net revenues, in the first nine months of 2010. The increase in gross margin reflects higher gross margin in both segments. The increase in gross margin in the Mobile Devices segment was primarily driven by (i) the 30% increase in net revenues and (ii) a favorable product mix, specifically due to increased volume of smartphone devices. The increase in gross margin in the Home segment was primarily due to a favorable product mix shift, operational efficiencies and product cost recoveries. The slight increase in gross margin as a percentage of net revenues in the first nine months of 2011 compared to the first nine months of 2010 reflects an increase in gross margin percentage in the Home segment, almost entirely offset by the decrease in gross margin in the Mobile Devices segment. The Company’s overall gross margin as a percentage of net revenues can be impacted by the proportion of overall net revenues generated by its two businesses.

Selling, General and Administrative Expenses

SG&A expenses increased 14% to $1.3 billion, or 13.5% of net revenues, in the first nine months of 2011, compared to $1.1 billion, or 14.2% of net revenues, in the first nine months of 2010. The increase in SG&A expenses reflects higher SG&A expenses in the Mobile Devices segment. The increase in the Mobile Devices segment was to support the growth in smartphone volumes. SG&A expenses as a percentage of net revenues decreased in both segments.

Research and Development Expenditures

R&D expenditures increased 3% to $1.1 billion, or 11.8% of net revenues, in the first nine months of 2011, compared to $1.1 billion, or 13.8% of net revenues, in the first nine months of 2010. The increase in R&D expenditures reflects slightly higher R&D expenditures in both segments. R&D expenditures as a percentage of net revenues increased in the Home segment and decreased in the Mobile Devices segment. The Company participates in very competitive industries with constant changes in technology and, accordingly, the Company continues to believe that a strong commitment to R&D is required to drive long-term growth.

Other Charges (Income)

The Company recorded other charges of $86 million in the first nine months of 2011, compared to other income of $153 million in the first nine months of 2010. The charges in the first nine months of 2011 were primarily comprised of $47 million of charges relating to the amortization of intangibles, $20 million of charges related to a legal claim provision and $18 million of charges related to the proposed Merger with Google. The other income in the first nine months of 2010 included a $228 million gain related to a legal settlement, partially offset by: (i) $41 million of charges relating to the amortization of intangibles and (ii) $34 million of net reorganization of business charges.

Interest Income (Expense), Net

Net interest income was $10 million in the first nine months of 2011, compared to net interest expense of $40 million in the first nine months of 2010. Net interest income in the first nine months of 2011 includes interest income of $18 million, partially offset by interest expense of $8 million. Net interest expense in the first nine months of 2010 included interest expense of $64 million, partially offset by interest income of $24 million. Prior to separation, our interest income and expense primarily represents amounts allocated from our Former Parent.

Gains on Sales of Investments

Gains on sales of investments were $12 million in the first nine months of 2011. We did not have gains on sales of investments in the first nine months of 2010. In the first nine months of 2011, the net gain was primarily comprised of gains related to sales of certain of the Company’s available-for-sale securities.

Other, Net

Net expense classified as Other, net, as presented in Other income (expense), was $28 million in the first nine months of 2011, compared to $24 million in the first nine months of 2010. The net expense in the first nine months of 2011 was primarily comprised of $30 million of foreign currency costs. The net expense in the first nine months of 2010 was primarily comprised of $25 million of foreign currency costs.

Income Tax Expense

The Company recorded income tax expense of $99 million in the first nine months of 2011 as compared to $55 million in the first nine months of 2010. The expense for both the first nine months of 2011 and 2010 was comprised of taxes on foreign earnings and foreign withholding taxes on royalty and other income. The Company has not recorded a tax benefit on its U.S. losses due to its recent history of cumulative U.S. losses.

The Company’s tax provision may change from period to period based on non-recurring events, such as the settlement of tax audits, changes in valuation allowances and the tax impact of significant unusual or extraordinary items. The Company’s tax provision will also change due to the level of pre-tax income or loss and its geographic mix.

Net Loss

The Company incurred a loss before income taxes of $70 million in the first nine months of 2011, compared with a loss before income taxes of $114 million in the first nine months of 2010. After taxes, and excluding Loss attributable to non-controlling interests, the Company incurred a net loss of $169 million in the first nine months of 2011, compared to a net loss of $166 million in the first nine months of 2010.

The improvement in the loss before income taxes in the first nine months of 2011 compared to the first nine months of 2010 was primarily attributable to a $413 million increase in gross margin, primarily due to an increase in revenues. The increase in gross margin was partially offset by (i) a $239 million change in Other charges (income), primarily due to the absence in 2011 of a comparable $228 million gain related to a legal settlement in 2010, and (ii) a $158 million increase in SG&A expenses.

Segment Results

The following commentary should be read in conjunction with the financial results of each operating business segment as detailed in Note 11, “Segment Information,” to the Company’s condensed consolidated financial statements as of and for the three months and nine months ended October 1, 2011. Net revenues and operating results for the Company’s two operating business segments for the three months and nine months ended October 1, 2011 and October 2, 2010, are presented below.

Mobile Devices Segment

The Mobile Devices segment designs, manufactures, sells and services wireless mobile devices, including smartphones and media tablets, with integrated software and accessory products, and licenses intellectual property. For the third quarter of 2011, the segment’s net revenues represented 75% of the Company’s consolidated net revenues, compared to 69% for the third quarter of 2010. For the first nine months of 2011, the segment’s net revenues represented 73% of the Company’s consolidated net revenues, compared to 67% for the first nine months of 2010.

	Three Months Ended			Nine Months Ended		% Change
	October 1, 2011	October 2, 2010	% Change	October 1, 2011	October 2, 2010
Segment net revenues	$2,434	$2,034	20%	$6,992	$5,399	30%
Operating loss	(41)	(43)	(5)%	(215)	(148)	45%

Three months ended October 1, 2011 compared to three months ended October 2, 2010

In the third quarter of 2011, the segment’s net revenues were $2.4 billion, an increase of 20% compared to net revenues of $2.0 billion in the third quarter of 2010. The increase in net revenues was primarily driven by a 28% increase in unit shipments, partially offset by a 6% decrease in average selling price (“ASP”). On a geographic basis, net revenues increased substantially in Latin America, the Europe, Middle East and Africa region (“EMEA”) and Asia, and decreased in North America.

The segment incurred an operating loss of $41 million in the third quarter of 2011, compared to operating loss of $43 million in the third quarter of 2010. The decrease in operating loss was primarily due to an increase in gross margin, driven by a 20% increase in net revenues, partially offset by an increase in SG&A expenses and research and development (“R&D”) expenditures. As a percentage of net revenues in the third quarter of 2011 as compared to the third quarter of 2010, gross margin, SG&A expenses and research and development (“R&D”) expenditures decreased.

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

Handset unit shipments in the third quarter of 2011 were 11.5 million units, a 27% increase compared to shipments of 9.1 million units in the third quarter of 2010 and a 9% increase sequentially compared to shipments of 10.6 million units in the second quarter of 2011. Smartphone shipments in the third quarter of 2011 were 4.8 million, a 27% increase compared to shipments of 3.8 million smartphones in the third quarter of 2010 and a 10% increase sequentially compared to shipments of 4.4 million smartphones in the second quarter of 2011. In addition to handsets, we also shipped approximately 100 thousand media tablet units in the third quarter of 2011, an 81% decrease sequentially compared to shipments of 440 thousand units in the second quarter of 2011.

In the third quarter of 2011, segment ASP decreased approximately 6% compared to the third quarter of 2010 and decreased approximately 5% compared to the second quarter of 2011. The decrease in ASP in the third quarter of 2011 as compared to the third quarter of 2010 was driven by regional product mix. ASP is impacted by numerous factors, including product mix, market conditions and competitive product offerings, and ASP trends often vary over time.

Nine months ended October 1, 2011 compared to nine months ended October 2, 2010

In the first nine months of 2011, the segment’s net revenues were $7.0 billion, an increase of 30% compared to net revenues of $5.4 billion in the first nine months of 2010. The 30% increase in net revenues was primarily driven by a 5% increase in ASP and by a 23% increase in unit shipments. On a geographic basis, net revenues increased substantially in the Europe, Middle East and Africa region (“EMEA”), Asia and Latin America, and decreased in North America.

The segment incurred an operating loss of $215 million in the first nine months of 2011, compared to an operating loss of $148 million in the first nine months of 2010. The increase in the operating loss was primarily due to the absence in 2011 of a comparable $228 million gain related to a legal settlement in 2010, partially offset by an increase in gross margin. The increase in gross margin in the Mobile Devices segment was primarily driven by (i) the 30% increase in net revenues and (ii) a favorable product mix, specifically due to increased volume of smartphone devices. Also contributing to the increase in operating loss were higher SG&A expenses to support the growth in smartphone volumes. As a percentage of net revenues in the first nine months of 2011 as compared to the first nine months of 2010, gross margin, SG&A expenses and R&D expenditures decreased.

Handset unit shipments in the first nine months of 2011 were 31.2 million units, a 20% increase compared to shipments of 26.0 million units in the first nine months of 2010. Smartphone shipments in the first nine months of 2011 were 13.3 million, a 52% increase compared to shipments of 8.8 million smartphones in the first nine months of 2010. In addition to handsets, we also shipped nearly 800 thousand media tablet units in the first nine months of 2011.

In the first nine months of 2011, segment ASP increased approximately 5% compared to the first nine months of 2010. The increase in ASP in the first nine months of 2011 as compared to the first nine months of 2010 was driven by increased shipments of smartphones and the launch and shipment of media tablets in the first nine months of 2011. ASP is impacted by numerous factors, including product mix, market conditions and competitive product offerings, and ASP trends often vary over time.

Home Segment

The Home segment designs, manufactures, sells, installs and services set-top boxes for digital video, Internet protocol (“IP”) video, satellite and terrestrial broadcast networks, end-to-end digital video and Internet protocol television (“IPTV”) distribution systems, broadband access network infrastructure platforms, and associated data and voice customer premises equipment and associated software solutions to cable TV and telecommunication service providers. For the third quarter of 2011, the segment’s net revenues represented 25% of the Company’s consolidated net revenues, compared to 31% for the third quarter of 2010. For the first nine months of 2011, the segment’s net revenues represented 27% of the Company’s consolidated net revenues, compared to 33% for the first nine months of 2010.

	Three Months Ended			Nine Months Ended
	October 1, 2011	October 2, 2010	% Change	October 1, 2011	October 2, 2010	% Change
Segment net revenues	$825	$912	(10)%	$2,636	$2,636	—%
Operating earnings	54	49	10%	169	98	72%

Three months ended October 1, 2011 compared to three months ended October 2, 2010

In the third quarter of 2011, the segment’s net revenues were $825 million, a decrease of 10% compared to net revenues of $912 million in the third quarter of 2010. The 10% decrease in net revenues was primarily driven by an 11% decrease in net revenues from sales of set-top boxes, reflecting a 3% decrease in shipments of set-top boxes as well as a lower ASP. Net revenues from sales of video and access infrastructure equipment declined by 12%.

Revenues from high definition (“HD”) set-top boxes decreased primarily due to lower shipments to large telecommunication and cable operators in North America as a result of lower demand. On a geographic basis, net revenues decreased in Asia and North America, partially offset by increased net revenues in EMEA. Net revenues in Latin America remained relatively consistent. Net revenues in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 73% of the segment’s net revenues in the third quarter of 2011, compared to approximately 76% in the third quarter of 2010.

The segment had operating earnings of $54 million in the third quarter of 2011, compared to operating earnings of $49 million in the third quarter of 2010. The increase in operating earnings was primarily due to (i) an increase in gross margin, driven by operational efficiencies, product cost recoveries and a favorable product mix shift (ii) a slight decrease in SG&A expenses, partially offset by an increase in research and development (“R&D”) expenditures. As a percentage of net revenues in the third quarter of 2011 as compared to the third quarter of 2010, gross margin, R&D expenditures and SG&A expenses increased.

Nine months ended October 1, 2011 compared to nine months ended October 2, 2010

In the first nine months of 2011, the segment’s net revenues were $2.6 billion, which is consistent with the net revenues of $2.6 billion in the first nine months of 2010. Net revenues from sales of set-top boxes increased by 3%, reflecting an 11% increase in shipments of set-top boxes partially offset by a lower ASP. Net revenues of video and access infrastructure equipment declined by 8%.

Revenues from high definition (“HD”) set-top boxes increased primarily due to higher shipments to large telecommunication and cable operators in North America as a result of higher demand. On a geographic basis, net revenues increased in Latin America and North America, fully offset by the decline in net revenues in EMEA and Asia. Net revenues in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 74% of the segment’s net revenues in the first nine months of 2011, compared to approximately 73% in the first nine months of 2010.

The segment had operating earnings of $169 million in the first nine months of 2011, compared to operating earnings of $98 million in the first nine months of 2010. The increase in operating earnings was primarily due to an increase in gross margin, driven by a favorable product mix shift, operational efficiencies and product cost recoveries. The increase in gross margin was partially offset by an increase in R&D expenditures. As a percentage of net revenues in the first nine months of 2011 as compared to the first nine months of 2010, gross margin and R&D expenditures increased and SG&A expenses decreased.

Reorganization of Businesses

2011 Activity

During the three months ended October 1, 2011, the Company recorded no additional charges related to restructuring actions under Other charges in the Company’s condensed consolidated statements of operations, and de minimis reversals of reorganization of business charges for accruals no longer needed.

During the nine months ended October 1, 2011, the Company recorded $6 million of net reversals of reorganization of business charges, including $3 million of Separation-related adjustments for employees that remained with the Former Parent and $4 million of reversals for accruals no longer needed, partially offset by $1 million of additional charges related to restructuring actions under Other charges in the Company’s condensed consolidated statements of operations.

On October 24, 2011, Company management approved a workforce reduction action under which the Company will record a net pre-tax charge to earnings during the quarter ended December 31, 2011, of approximately $31 million, comprised of $27 million of severance costs related to approximately 800 employees impacted by the action and approximately $4 million of facility exit costs. Both of the Company’s business segments (the Mobile Devices business and the Home business), as well as various corporate functions, are impacted by the action and the action affects employees globally. Under the Company’s employee severance plan, policies or applicable law, severance payments to employees affected by this action will be made substantially over the next 12 months.

The following table displays the net charges (reversals of accruals) incurred by business segment:

October 1, 2011	Three Months Ended	Nine Months Ended
Mobile Devices	$—	$(3)
Home	—	—

	$—	$(3)

Cash payments for exit costs and employee separations in connection with reorganization plans were $28 million during the nine months ended October 1, 2011. The $10 million reorganization of businesses accrual at October 1, 2011, includes (i) $1 million relating to employee separation costs that are expected to be paid in 2011 and (ii) $9 million relating to lease termination obligations that are expected to be paid over a number of years.

2010 Activity

During the three months ended October 2, 2010, the Company recorded net reorganization of business charges of $18 million, including $5 million of charges in Costs of sales and $13 million of charges under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate $18 million are charges of $25 million for employee separation costs, partially offset by $7 million of reversals for accruals no longer needed.

During the nine months ended October 2, 2010, the Company recorded net reorganization of business charges of $45 million, including $11 million of charges in Costs of sales and $34 million of charges under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate $45 million are charges of $61 million for employee separation costs, partially offset by $16 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by business segment:

October 2, 2010	Three Months Ended	Nine Months Ended
Mobile Devices	$13	$30
Home	5	15

	$18	$45

Cash payments for exit costs and employee separations in connection with reorganization plans were $64 million during the nine months ended October 2, 2010.

Liquidity and Capital Resources

As highlighted in the condensed consolidated statements of cash flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

Cash and Cash Equivalents and Cash Deposits

The Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $3.1 billion at October 1, 2011. At October 1, 2011, $2.1 billion of this amount was held in the U.S. and $1.0 billion was held by the Company or its subsidiaries in other countries. Our intent is to indefinitely reinvest a portion of our earnings from foreign operations. The Company has sufficient U.S. cash and cash equivalents to fund its U.S. operations, without the need for funds from foreign operations. In the event funds from foreign operations are needed to fund operations or other strategic initiatives in the U.S., the Company may incur foreign withholding tax costs in order to distribute the earnings and cash back to the U.S. The Company would not incur a U.S. tax liability as a result of the distribution given its available U.S. tax attributes.

At October 1, 2011, Cash deposits were $181 million. At October 1, 2011, $21 million of this amount was current and included in Other current assets in the Company’s condensed consolidated balance sheet (all of which was held in the U.S.) and $160 million of this amount was non-current (including $155 million held outside the U.S.).

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

Deferred Contribution from Former Parent

Our Former Parent agreed to contribute to us an additional $300 million in cash if and when our Former Parent receives cash distributions as a result of the reduction in registered capital of an overseas subsidiary (the “Deferred Contribution”). On July 22, 2011, we received our first Deferred Contribution of $75 million from our Former Parent. This contribution is presented as cash provided by financing activities in the third quarter of 2011.

Operating Activities

The net cash generated from operating activities in the first nine months of 2011 was $132 million, compared to $381 million of cash generated from operating activities in the first nine months of 2010. The primary contributors to the net cash generation in the first nine months of 2011 were: (i) a $125 million increase in accounts payable and accrued liabilities, (ii) a $96 million net increase in other assets and liabilities, (iii) an $80 million decrease in net inventories, and (iv) the net loss (adjusted for non-cash items) of $77 million, partially offset by a $246 million increase in net accounts receivable. The primary contributors to the net cash generation in the first nine months of 2010 were: (i) an $686 increase in accounts payable and accrued liabilities, and (ii) net earnings (adjusted for non-cash items) of $135 million, which included the receipt of $175 million in cash related to a legal settlement, partially offset by: (i) a $225 million increase in net accounts receivable, (ii) a $166 million increase in net inventories, and (iii) a $42 million net increase in other assets and liabilities.

Accounts Receivable: The Company’s net accounts receivable were $1.8 billion at October 1, 2011, compared to $1.6 billion at December 31, 2010. Compared to December 31, 2010, net accounts receivable at October 1, 2011 were higher in the Mobile Devices segment and lower in the Home segment. The Company’s businesses sell their products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, the Company’s levels of net accounts receivable can be impacted by the timing and level of sales that are made by its various businesses and by the geographic locations in which those sales are made.

As further described below under “Sales of Receivables,” from time to time, the Company elects to sell accounts receivable to third-parties. The Company’s levels of net accounts receivable can be impacted by the timing and amount of such sales, which can vary by period and can be impacted by numerous factors.

Inventories: The Company’s net inventories were $746 million at October 1, 2011, compared to $843 million at December 31, 2010. The decrease in the Company’s net inventories was reflective of a decrease in both segments, primarily driven by the Home segment. Inventory reserves decreased by $166 million in the first nine months of 2011 primarily due to the scrapping of excess and obsolete inventory. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure delivery to its customers against the risk of inventory excess and obsolescence due to rapidly changing technology and customer demand.

Accounts Payable: The Company’s accounts payable were approximately $1.7 billion at both October 1, 2011 and December 31, 2010. Accounts payable increased in the Mobile Devices segment and decreased in the Home segment. The Company buys products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, the Company’s levels of accounts payable can be impacted by the timing and level of purchases made by its various businesses and by the geographic locations in which those purchases are made.

Reorganization of Businesses: The Company has implemented reorganization of businesses plans. Cash payments for exit costs and employee separations in connection with a number of these plans were $28 million in the first nine months of 2011, as compared to $64 million in the first nine months of 2010. Of the $10 million reorganization of businesses accrual at October 1, 2011, $1 million relates to employee separation costs that are expected to be paid over the remainder of 2011. The remaining $9 million in accruals relate to lease termination obligations that are expected to be paid over a number of years.

Investing Activities

Net cash used for investing activities was $191 million in the first nine months of 2011, compared to net cash used of $121 million in the first nine months of 2010. The $70 million increase in net cash used for investing activities was primarily due to a $68 million increase in capital expenditures.

Acquisitions and Investments: The Company used $65 million of cash for acquisitions and new investment activities in the first nine months of 2011, compared to cash used of $66 million in the first nine months of 2010. The cash used in the first nine months of 2011 and 2010 was primarily for small strategic acquisitions and investments across the Company.

Proceeds from Sales of Investments: The Company received $29 million of cash as proceeds from the sale of investments in the first nine months of 2011 compared to $12 million in the first nine months of 2010. The proceeds received during the first nine months of 2011 are primarily related to the disposal of the available-for-sale equity securities portfolio.

Capital Expenditures: Capital expenditures were $136 million in the first nine months of 2011, compared to $68 million in the first nine months of 2010. The Company’s emphasis in making capital expenditures is to focus on strategic investments driven by customer demand, new design capability and process improvements, including IT systems.

Cash deposits: The Company made cash deposits of $24 million in the first nine months of 2011, compared to no cash deposits being made in the first nine months of 2010. The cash deposits made in the first nine months of 2011 were primarily related to supply chain activities.

Investments: The Company views its investments as an additional source of liquidity. The majority of these securities are available-for-sale and cost-method investments in technology companies. The fair market values of these securities are subject to substantial price volatility. In addition, the realizable values of these securities are subject to market and other conditions. At October 1, 2011, the Company did not have an available-for-sale equity securities portfolio. At December 31, 2010, the Company’s available-for-sale equity securities portfolio had an approximate fair market value of $21 million, comprised of a cost basis of $7 million and a net unrealized gain of $14 million. The Company’s available-for-sale investments are included in Investments in the Company’s condensed consolidated balance sheets.

Financing Activities

Net cash provided by financing activities was $3.2 billion in the first nine months of 2011, compared to $293 million of net cash used in the first nine months of 2010. Cash provided by financing activities in the first nine months of 2011 was primarily comprised of $3.0 billion of cash and cash equivalents received from our Former Parent at the time of the Distribution and an additional $75 million of cash received during the third quarter. The contribution from our Former Parent also included $168 million of cash deposits, primarily related to various legal disputes, which are included in Cash deposits in the Company’s condensed consolidated balance sheet at October 1, 2011. Cash used for financing activities in the first nine months of 2010 was due to net cash transfers to our Former Parent.

Our Former Parent primarily used a worldwide centralized approach to cash management and the financing of its operations with all related activity, prior to separation, between the Company and our Former Parent reflected as equity transactions in Owner’s net investment in the Company’s combined balance sheets. When necessary, our Former Parent had provided the Company funds for its operating cash needs. The Company’s funds in excess of working capital needs had been advanced to our Former Parent. Intercompany accounts were maintained for such borrowings that occur between the Company’s operations and our Former Parent. Types of intercompany transactions between the Company and our Former Parent included: (i) cash deposits from the Company’s businesses which were transferred to our Former Parent on a regular basis, (ii) cash borrowings from our Former Parent used to fund operations, capital expenditures or acquisitions, (iii) charges (benefits) for income taxes, and (iv) allocations of our Former Parent’s corporate expenses described elsewhere in this document. For purposes of the combined statements of cash flows prior to the separation, the Company reflected intercompany activity as a financing activity. The net cash transferred to our Former Parent was $293 million in the first nine months of 2010.

Credit Facilities

On January 4, 2011, the Company entered into a $500 million unsecured three-year credit agreement (the “Credit Agreement”) with a syndicate of lenders. The Credit Agreement provides for a revolving credit facility and a letter of credit facility, is guaranteed by certain of the Company’s subsidiaries, and contains restrictive covenants. The Company may use any borrowings under the Credit Agreement for general corporate purposes. No obligations are outstanding under the Credit Agreement as of October 1, 2011.

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

For the three months ended October 1, 2011 and October 2, 2010, total accounts receivable sold by the Company were $43 million and $57 million, respectively. For the nine months ended October 1, 2011 and October 2, 2010, total accounts receivable sold by the Company were $140 million and $173 million, respectively. As of October 1, 2011, there were no accounts receivable outstanding under these programs for which the Company retained servicing obligations, compared to $43 million at December 31, 2010.

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

Tax and Regulatory Proceedings in Brazil:    The Company had approximately $150 million of cash deposits, including accrued interest, related to various legal disputes in Brazil. The cash deposit balance decreased during the third quarter primarily related to foreign currency exchange rate fluctuations in Brazil. The balance may increase at some point in 2012 because a trade compliance matter is pending in the intermediate administrative level. If we receive an adverse ruling and are forced to continue to dispute the matter in Brazil’s judicial system, we may be required to deposit approximately $320 million, based on the exchange rate in effect at October 1, 2011, of additional collateral with the Brazil judicial system, which could be in the form of cash, bank or insurance bonds or pledged assets.

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

In September 2011, the FASB issued new accounting guidance intended to simplify goodwill impairment testing. The Company will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company expects to early adopt this guidance in the fourth quarter effective October 2, 2011 for its fiscal 2011 annual impairment test. The Company does not expect the adoption of this guidance will have a material impact on our results of operations or financial position.

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

As of October 1, 2011 and December 31, 2010, the Company had outstanding foreign exchange contracts with notional values totaling $265 million and $608 million, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company’s condensed consolidated statements of operations.

The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of October 1, 2011 and the corresponding positions as of December 31, 2010:

	Notional Amount
Net Buy (Sell) by Currency	October 1, 2011	December 31, 2010
Canadian Dollar	$25	$35
Indian Rupee	(25)	(43)
Chinese Yuan	(29)	14
Euro	(66)	(54)
Japanese Yen	(67)	(5)

Brazil Functional Currency

Effective July 3, 2011, based on cumulatively significant changes in economic facts and circumstances, the Company determined that for purposes of financial statement translation the local Brazilian currency should be the functional currency of the Company’s wholly owned Brazilian subsidiary, Motorola Industrial Ltda. Prior to July 3, 2011, the functional currency was the U.S. dollar. As a result of this change, there was an immaterial adjustment to the previously reported values of non-monetary assets offset by an adjustment to the Foreign currency translation adjustment, a component of accumulated other comprehensive loss in Stockholders’ equity in the condensed consolidated balance sheets. As a result of this change in the functional currency, for financial periods beginning on or after July 3, 2011, changes in the Brazilian exchange rates will result in gains or losses, which will be recorded in Other, net in the condensed consolidated statements of operations related to the revaluation of U.S. dollar denominated monetary assets and liabilities, such as cash and cash equivalents and accounts payable held by our Brazilian subsidiary.

Interest Rate Risk

At October 1, 2011 and December 31, 2010, the Company did not have any interest rate agreements in place.

Counterparty Risk

The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of nonperformance by counterparties. However, the risk is limited to the fair value of the instruments when the derivative is in an asset position. At the present time, all of the counterparties have investment grade credit ratings. As of October 1, 2011 the Company was exposed to an aggregate credit risk of approximately $14 million with all counterparties.

Fair Value of Financial Instruments

The Company’s financial instruments include accounts receivable, accounts payable, accrued liabilities, derivative financial instruments and other financing commitments. The Company’s available-for-sale investment portfolios and derivative financial instruments are recorded in the Company’s condensed consolidated balance sheets at fair value. All other financial instruments are carried at cost, which is not materially different than the instruments’ fair values.

Forward-Looking Statements

Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes”, “expects”, “intends”, “anticipates”, “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Forward-looking statements include, but are not limited to, for example: (1) our business strategies, plans and objectives, including the anticipated impact of such strategies, plans and objectives; (2) our future operating and financial performance; (3) our future investment strategies; (4) future levels of revenues, operating margins, income from operations, net income, earnings per share and other financial information; (5) expectations regarding the Company’s ability to finance its operations and its ability to obtain, and the cost of, letters of credit, credit facilities and foreign exchange lines; (6) future hedging activities; (7) anticipated levels of demand for our products and services; (8) expectations regarding our research and development activities and intellectual property, including expectations regarding the competitiveness of the patent portfolio; (9) expectations regarding patent litigation, including trends and the impact and timing of a potentially negative result for the Company; (10) the success or timing of completion of ongoing or anticipated capital or maintenance projects; (11) expectations regarding opportunities for growth; (12) expectations regarding availability of materials and components, energy supplies and labor; (13) the resolution, potential effects and timing of judicial or other proceedings on our business, financial condition, results of operations, cash flows and liquidity; (14) the potential effect of the financial markets on our business, financial condition, results of operations, cash flows and liquidity; (15) the anticipated effects of actions of third-parties such as competitors, counterparties, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation; and (16) statements that describe the proposed Merger transaction with Google, including its financial impact, and other statements of management’s beliefs, intentions or goals. Motorola Mobility undertakes no obligation to publicly update any forward-looking statement or risk factor, whether as a result of new information, future events or otherwise, except as required by law.

Some of the risk factors that affect the Company’s business and financial results are discussed in “Item 1A: Risk Factors” on pages 13 through 34 of our 2010 Annual Report on Form 10-K and in “Item 1A: Risk Factors” in this Quarterly Report on Form 10-Q. We wish to caution the reader that the risk factors discussed in each of these documents and those described in our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

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

(b) Changes in internal control over financial reporting.    Except as described below, there have been no changes in our internal control over financial reporting that occurred during the quarter ended October 1, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Part II—Other Information

Item 1. Legal Proceedings

Personal Injury Cases

Cases relating to Wireless Telephone Usage

Farina v. Nokia, Inc., et al.

On April 19, 2001, Farina v. Nokia, Inc., et al., was filed in the Pennsylvania Court of Common Pleas, Philadelphia County. Farina, filed on behalf of a Pennsylvania class, claimed that the failure to incorporate a remote headset into cellular phones or warning against using a phone without a headset rendered the phones defective by exposing users to alleged biological injury and health risks and sought compensatory damages and injunctive relief. After removal to federal court, transfer and consolidation with now-dismissed similar cases, an appeal, remand to state court and a second removal, the case proceeded in the federal district court in Philadelphia. The original complaint was amended to add allegations that cellular telephones sold without headsets are defective because they present a safety risk when used while driving. In the current complaint, Plaintiff seeks actual damages in the form of the greater of $100 or the difference in value of a Motorola phone as delivered and with a headset, the amount necessary to modify the phones to permit safe use, out of pocket expenses, including the purchase of headsets, treble damages and attorney’s fees and costs. On September 2, 2008, the federal district court in Philadelphia dismissed the Farina case, finding that the complaint is preempted by federal law. On October 22, 2010, the U.S. Court of Appeals for the Third Circuit affirmed the dismissal of the complaint. On February 22, 2011, Plaintiff filed a petition for writ of certiorari to the U.S. Supreme Court. On October 3, 2011, the U.S. Supreme Court denied plaintiff’s petition for writ of certiorari. The decision of the Court of Appeals dismissing the complaint is final.

Patent Related Cases

Microsoft Corporation v. Motorola, Inc.

On October 1, 2010, Microsoft Corporation (“Microsoft”) filed complaints against Motorola, Inc. in the International Trade Commission (“ITC”) and the United States District Court for the Western District of Washington (“District Court”) alleging patent infringement based on products manufactured and sold by Motorola, Inc. The ITC matter is entitled In the Matter of Mobile Devices, Associated Software, and Components Thereof (Inv. No. 337-TA-744). On October 6, 2010 and October 12, 2010, Microsoft amended the District Court and ITC complaints, respectively, to add Motorola Mobility, Inc. as a defendant. The complaints, as amended, allege infringement of claims in nine patents based on Motorola, Inc.’s and Motorola Mobility, Inc.’s manufacture and sale of Android-based mobile phones. The ITC complaint seeks exclusion and cease and desist orders. On November 5, 2010, the ITC instituted the investigation. Microsoft subsequently dropped its patent infringement claims with respect to two patents in the ITC investigation. The District Court complaint seeks unspecified monetary damages and injunctive relief.

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

Between December 23, 2010 and January 25, 2011, Microsoft filed counterclaims against Motorola Mobility, Inc. in these actions, alleging infringement of a total of fourteen additional Microsoft patents. Three of the complaints filed by Motorola Mobility, Inc. and General Instrument Corporation in the Western District of Wisconsin and the Southern District of Florida have been transferred to the U.S. District Court for the Western District of Washington.

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

In July 2011, Motorola Mobility, Inc. and General Instrument Corporation filed patent infringement complaints in Mannheim, Germany alleging that Microsoft Deutschland GmbH infringes four patents owned by Motorola Mobility, Inc. and General Instrument Corporation.

In September 2011, Microsoft filed patent infringement complaints in Munich, Germany alleging that Motorola Mobility Germany GmbH infringe three utility patents owned by Microsoft.

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

As previously disclosed, we are currently engaged in significant patent litigation with Microsoft and Apple in many different forums within and outside the U.S., including in the ITC. We expect results on the Microsoft matter at the ITC in April 2012 and on the Apple matter at the ITC in May 2012, each with a sixty-day presidential review period thereafter. The Company and several of our chip suppliers are also facing an ITC matter brought by Rambus, as discussed in the Company’s Annual Report on Form 10-K, and a result is expected at the ITC in May 2012 with a sixty-day presidential review period thereafter. An ultimate loss for the Company or its suppliers in an ITC action could result in a prohibition on importing infringing products or products incorporating infringing components into the U.S. In light of the U.S. being a very important market and our substantial manufacturing operations overseas, a prohibition on importation could have a significant negative impact on the Company, including the inability to import many important products into the U.S. The impact also could necessitate workarounds to shift to non-infringing products or limit certain features of our products. Such patent litigation could also result in increased costs for the Company associated with damages, development of non-infringing products, licenses to the subject intellectual property or, when applicable, difficulties seeking indemnification from suppliers. It may also result in our competitors obtaining additional freedom of action. Intellectual property risks are further discussed in “Part I. Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K.

Tax Proceedings in Brazil

Brazilian tax authorities have proposed assessments against the Company’s Brazilian subsidiary relating to various technology transfer taxes, duties, value added taxes, certain other taxes and labor related matters related to the subsidiary’s operations for calendar years 1997 through 2010. As of October 1, 2011, these assessments collectively represent reasonably possible loss contingencies under the applicable accounting standards of up to approximately $466 million, based on the exchange rate in effect at October 1, 2011, including interest and penalties. However, the Company is vigorously disputing these matters, believes it has valid defenses that are supported by the law, and believes that this amount is not a meaningful indicator of liability. These matters are progressing through the multiple levels of administrative and judicial review available in Brazil. Although we are vigorously disputing these matters, in the event of a loss of these matters at the intermediate administrative level, in order to continue to dispute the matters in Brazil’s judicial system, the Company may be required to deposit additional cash, bank or insurance bonds or pledge assets while the underlying matter is pending judicial review to cover an amount equal to the full value of the alleged tax assessment plus penalties and interest, which may negatively impact the Company’s cash liquidity, potentially significantly in some cases. Due to the complexities and uncertainty surrounding the administrative and judicial process in Brazil and the nature of the claims asserted, we do not expect a final resolution of these matters for several years.

Merger Related Litigation

Sixteen putative class-action complaints challenging the proposed Google Merger have been filed against Motorola Mobility and its directors. Four of these complaints were filed in the Circuit Court of Cook County, Illinois: Keating v. Motorola Mobility Holdings, Inc. et al., Case No. 11CH28854, Cinotto v. Motorola Mobility Holdings, Inc. et al., Case No. 11CH29297, Grossman v. Motorola Mobility Holdings, Inc. et al., Case No. 11CH29738, and Colaco v. Barfield et al., Case No. 11CH30541. Eight additional putative class-action complaints were filed in the Circuit Court of the Nineteenth Judicial District, Lake County, Illinois: Groveman and Schnider v. Motorola Mobility Holdings, Inc. et al., Case No. 11CH3719, Johnson v. Jha et al., Case No. 11CH3751, Midler v. Motorola Mobility Holdings Inc. et al., Case No. 11CH3783, Mulholland and Ryan v. Motorola Mobility Holdings, Inc. et al., Case No. 11CH3816, Iron Workers District Council of Tennessee Valley & Vicinity Pension Plan v. Motorola Mobility Holdings, Inc., et al., Case No. 11CH3820, Lassoff v. Motorola Mobility Holdings, Inc., Case No. 11CH3831, Lang v. Motorola Mobility Holdings, Inc. et al., Case No. 11CH3832 and Blumstein v. Motorola Mobility Holdings, Inc., No. 11CH4336. Three additional putative class-action complaints were filed in the Delaware Court of Chancery: Goldfein v. Motorola Mobility Holdings, Inc. et al., Case No. 6787, Driscoll v. Motorola Mobility Holdings, Inc. et al., Case No. 6794, and Beren v. Jha et al., Case No. 6799. One additional putative class-action complaint was filed in the United States District Court for the Northern District of Illinois, Eastern Division: Stein v. Jha et al., Case No. 11-cv-06100.

Each of the above-named complaints has been brought on behalf of a putative class of Motorola Mobility’s stockholders and each alleges that, in approving the proposed transaction, the directors of Motorola Mobility breached the fiduciary duties they owe to the members of the putative class. Each complaint alleges further that Motorola Mobility itself aided and abetted the alleged breaches of fiduciary duty, and all complaints other than Johnson name Google a defendant and allege that Google aided and abetted the alleged breaches of fiduciary duty. Finally, the complaints in Midler, Lang, Driscoll, Beren and Stein allege that RB98 Inc. also aided and abetted the alleged breaches of duty.

All sixteen putative class-action complaints seek, among other things, injunctive relief barring the named defendants from consummating the proposed transaction, as well as attorneys’ fees and costs. Motions were filed in Cook County, Lake County, and Delaware to consolidate the putative class-actions there pending. No judicial action has been taken on the consolidation motion filed in Delaware. On September 27, the Circuit Court for Lake County consolidated the eight actions before it into Mulholland. On October 3, the Circuit Court for Cook County consolidated the four actions before it into Keating. Also on October 3, defendants moved the Cook County and Lake County courts for an order designating the single venue for disposition of the Mulholland and Keating actions. After that motion was filed, but before the courts could act upon it, plaintiffs agreed to coordinate the various lawsuits on a consolidated basis in the Keating action, pending in Cook County. As a result, on October 12, the Lake County court entered a stay in the Mulholland action.

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

Item 1A. Risk Factors

The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” on pages 13 through 34 of the Company’s 2010 Annual Report on Form 10-K. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. In addition to the factors included in the Form 10-K and elsewhere, the reader should also consider the following risk factors:

The pendency of our agreement to be acquired by Google could have a negative impact on our business.

On August 15, 2011, we entered into Merger Agreement with Google pursuant to which a wholly-owned subsidiary of Google will, subject to the satisfaction or waiver of the conditions contained in the Merger Agreement, merge with and into Motorola Mobility, and Motorola Mobility will be the surviving corporation of the Merger and will become a wholly owned subsidiary of Google. Pursuant to the terms of the Merger Agreement and subject to the satisfaction or waiver of the closing conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of Motorola Mobility issued and outstanding immediately prior to the Effective Time will be cancelled and converted into the right to receive $40.00 in cash, without interest and less any applicable tax withholdings.

The announcement and pendency of the Merger may have a negative impact on our business, financial results and operations or disrupt our business by:

•

intensifying existing litigation or increasing new legal claims from our competitors and other third parties, particularly as companies vigorously pursue and protect their intellectual property rights with patent litigation;

•	intensifying competition as our competitors may seek opportunities related to our pending Merger;

•	affecting our relationships with our customers, distributors, suppliers and employees;

•	limiting certain of our business operations prior to completion of the Merger which may prevent us from pursuing certain opportunities without Google’s approval;

•	causing us to forego certain opportunities we might otherwise pursue absent the Merger Agreement;

•

impairing our ability to attract, recruit, retain, and motivate current and prospective employees who may be uncertain about their future roles and relationships with Google following the completion of the Merger; and

•	creating distractions from our strategy and day-to-day operations for our employees and management and a strain on resources.

The failure to complete the Merger with Google could negatively impact our business.

There is no assurance that the Merger with Google or any other transaction will occur or that the conditions to the Merger will be satisfied in a timely manner or at all. If the proposed Merger or a similar transaction is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances defined in the Merger Agreement, we may be required to pay a termination fee of up to approximately $375 million. Certain costs associated with the Merger are already incurred or may be payable even if the Merger is not completed. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruptions to our business resulting from the announcement and pendency of the Merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, vendors and employees or recruiting and retention efforts, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be negatively impacted, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed and Reserved)

Item 5. Other Information.

On October 24, 2011, Company management approved a workforce reduction action under which the Company will record a net pre-tax charge to earnings during the quarter ended December 31, 2011, of approximately $31 million, comprised of $27 million of severance costs related to approximately 800 employees impacted by the action and approximately $4 million of facility exit costs. Both of the Company’s business segments (the Mobile Devices business and the Home business), as well as various corporate functions, are impacted by the action and the action affects employees globally. Under the Company’s employee severance plan, policies or applicable law, severance payments to employees affected by this action will be made substantially over the next 12 months.

Item 6. Exhibits

Exhibit No.	Exhibits
2.1	Agreement and Plan of Merger, by and among Google Inc., RB98 Inc., and Motorola Mobility Holdings, Inc., dated as of August 15, 2011 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on August 18, 20111 (File No. 1-34805)).
*31.1	Certification of Dr. Sanjay K. Jha pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Marc E. Rothman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Dr. Sanjay K. Jha pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Marc E. Rothman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Scheme Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Motorola Mobility Holdings, Inc.

By:	/S/ MARK R. VALENTINE
Mark R. Valentine Vice President and Controller (Principal Accounting Officer)

Date: October 27, 2011

EXHIBIT INDEX

Exhibit No.	Exhibits
2.1	Agreement and Plan of Merger, by and among Google Inc., RB98 Inc., and Motorola Mobility Holdings, Inc., dated as of August 15, 2011 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on August 18, 20111 (File No. 1-34805)).
*31.1	Certification of Dr. Sanjay K. Jha pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Marc E. Rothman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Dr. Sanjay K. Jha pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Marc E. Rothman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Scheme Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.