Form 10-K
period 2011-12-31
Motorola Mobility Holdings, Inc
filed 2012-02-17
CIK 1495569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock as of July 2, 2011 (the last business day of the registrant’s most recently completed second quarter) was approximately $7.0 billion.

The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of January 31, 2012 was 302,017,237.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements or other public statements. These forward-looking statements were based on various facts and were derived utilizing numerous important assumptions and other important factors, and changes in such facts, assumptions or factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. You should understand that the factors described under “Risk Factors” and the following important factors could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

•

the ability of the Company and Google Inc. to consummate the proposed transaction and the satisfaction of the conditions precedent to the consummation of the proposed transaction, including the ability to secure regulatory and other approvals at all or in a timely manner;

•	adverse developments in general business, economic and political conditions or any outbreak or escalation of hostilities on a national, regional or international basis;

•

the rapidly changing and intensely competitive nature of the Mobile Devices and Home businesses, including competition in our existing and future lines of business and the financial resources of competitors;

•

the uncertain economic climate and its impact on the markets in general or on the ability of our suppliers to meet their commitments to us, or the timing of purchases by our current and potential customers, and other general economic and business conditions;

•	adverse results in existing or new litigation, including an adverse result that could prohibit the importation of our products into the U.S.;

•	the impact of our separation from Motorola, Inc. and risks relating to our ability to operate effectively as an independent, publicly traded company;

•	changes in our cost structure, management, financing and business operations;

•	fluctuations in our operating results, unanticipated delays or accelerations in our sales cycles and the difficulty of accurately estimating revenues; and

•	risks inherent in operating in foreign countries, including the impact of economic, political, legal, regulatory, compliance, cultural, foreign currency fluctuations and other conditions abroad.

Except for historical matters, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to, for example:

•	our business strategies, plans and objectives, including the anticipated impact of such strategies, plans and objectives;

•	the expected closing date of the proposed Google transaction;

•	our future operating and financial performance;

•	future levels of revenues, operating margins, income from operations, net income, earnings per share and other financial information;

•	expectations regarding the Company’s ability to finance its operations and its ability to obtain, and the cost of, performance related bonds;

•	future hedging activities;

•	anticipated levels of demand for our products and services;

•	expectations regarding our research and development activities and intellectual property, including expectations regarding the competitiveness of the patent portfolio;

•	the success or timing of completion of ongoing or anticipated capital or maintenance projects;

•	expectations regarding opportunities for growth;

•	expectations regarding availability of materials and components, energy supplies and labor;

•	the potential effects of judicial or other proceedings and of the financial markets on our business, financial condition, results of operations and cash flows; and

•

the anticipated effects of actions of third-parties such as competitors, counterparties, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation, including amounts of judicial deposits.

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

You should consider the areas of risk described above, as well as those set forth in the section entitled “Risk Factors” included elsewhere in this Annual Report on Form 10-K, in connection with considering any forward-looking statements that may be made by us and our businesses generally. We can give no assurance that any future results or events discussed in these statements will be achieved. The forward-looking statements included in this document are made as of the date of this Annual Report on Form 10-K and should not be relied upon as representing our views as of any subsequent date. We undertake no obligation to publicly update any forward-looking statement or risk factor, whether as a result of new information, future events or otherwise, except as required by law.

MOTOROLA and the Stylized M Logo are trademarks or registered trademarks of Motorola Trademark Holdings, LLC. DROID is a trademark of Lucasfilm Ltd. and its related companies. Used under license. GOOGLE and ANDROID are trademarks of Google Inc. KEVLAR is a registered trademark of DUPONT and is used under license by Motorola Mobility, Inc. and its subsidiaries. All other product or service names are the property of their respective owners. © 2012 Motorola Mobility, Inc. All rights reserved.

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

Merger Agreement with Google Inc.

On August 15, 2011, Motorola Mobility Holdings, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Google Inc. (“Google”) and RB98 Inc., a wholly owned subsidiary of Google (“Merger Sub”). The Merger Agreement provides for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Google. In the Merger, each outstanding share of common stock, par value $0.01 per share, of the Company, other than any dissenting shares, shares held by Google, Merger Sub, the Company or any of their respective subsidiaries and treasury shares, will be cancelled and converted into the right to receive $40 in cash, without interest.

The closing of the Merger is subject to customary closing conditions, including adoption of the Merger Agreement by the Company’s stockholders and regulatory approvals. On November 17, 2011, Motorola Mobility stockholders approved the proposed merger with Google at the Company’s Special Meeting of Stockholders. Antitrust clearances have been received in the U.S., European Commission, Canada, Israel, Russia and Turkey. Under the merger agreement, antitrust clearances, or waiting period expirations, are also required in China and Taiwan. Requisite filings have been submitted to the appropriate regulatory body in each of these jurisdictions. In December 2011, the Chinese Ministry of Commerce proceeded to phase two of its investigation and the investigation is pending. Clearance in Taiwan also is pending. The Company currently expects the transaction to close in early 2012 once all conditions have been satisfied and reminds stockholders that it is possible that the failure to timely meet such conditions or other factors outside of the Company’s control could delay or prevent completion of the transaction altogether.

Pursuant to the Merger Agreement, stock options and restricted stock units (“RSUs”) granted by the Company as a substitute for Motorola, Inc. stock options, and RSUs granted prior to 2011, will fully vest upon the closing of the transaction and be paid out at $40 for each RSU, and $40 minus the exercise price for each stock option, in each case less applicable tax withholdings. Vested stock options and vested RSUs granted under Motorola Mobility’s 2011 Incentive Compensation Plan will be paid out at $40 for each RSU, and $40 minus the exercise price for each stock option, in each case less applicable tax withholdings. Unvested stock options and unvested restricted stock (“RS”) and RSUs granted under Motorola Mobility’s 2011 Incentive Compensation Plan in 2011 and 2012 will be converted to an award of equivalent value in Google stock options, RS and RSUs, respectively. The Merger Agreement and related materials can be found in the Company’s SEC filings at www.sec.gov.

Motorola Mobility

Motorola Mobility Holdings, Inc. is a provider of innovative technologies, products and services that enable a broad range of mobile and wireline digital communication, information and entertainment experiences. The Company’s integrated products and platforms deliver rich multimedia content, such as video, voice, messaging and cloud-based and Internet-based applications and services to multiple screens, such as mobile devices, televisions, media tablets, and personal computers (“multi-screens”). Our product portfolio primarily includes mobile devices, including smartphones and media tablets, wireless accessories, set-top boxes and video distribution systems, and broadband access infrastructure products and associated customer premises equipment (“CPE”). We are focused on developing differentiated, innovative products to meet the expanding needs of consumers to communicate, to collaborate and to discover, consume, create and share content at a time and place of their choosing on multiple devices. We operate our business in two segments, our Mobile Devices segment and our Home segment.

Our Mobile Devices business’ portfolio includes a wide variety of devices, including the DROID by Motorola family of smartphones, including our new DROID RAZR™ and DROID RAZR™ MAXX™, each available in 4G, the latest generation of mobile device technology. The DROID RAZR was launched in late 2011 and noted among top-tier smartphones for the thinness of its form factor (which is the physical look and mechanical function of a device), build quality and user experiences. Improved battery life is also an important improvement of the RAZR MAXX relative to other 4G smartphones. Other smartphones include our ATRIX™ series of smartphones and the DEFY™ family of smartphones, which are resistant to moisture, shock and other environmental hazards. In 2011, we entered the media tablet market with the introduction of the MOTOROLA XOOM™ and MOTOROLA XYBOARD™ family of devices. Our mobile devices and accessories feature applications and services to enhance the consumer experience, such as our Smart Actions software, which simplifies device management, enhances ease of use, automates configuration changes and improves battery life. We also feature a cloud-based services platform that enables a variety of advanced diagnostics and analytics solutions for our end users and carrier partners as well as manages, aggregates, automatically delivers (referred to as “push”) and uploads personalized digital content, such as photos, videos and social networking updates.

Our Home business’ portfolio includes video, voice and data solutions for service providers’ networks to the home, in the home and beyond the home. This includes a broad array of advanced set-top boxes, data and voice gateways, our first video gateway platform and video processing and broadband access infrastructure solutions. To enable emerging multi-screen and converged media experiences, our Medios services platform enables service providers to deliver more content on more devices, anywhere, at any time. As more video IP devices become connected to IP networks, our Dream Gallery cloud-based video tool enables consistent experiences to discover, consume and share media across multiple devices.

We sell our products globally and in 2011 our net revenues were $13.1 billion. We have approximately 20,500 employees and we operate in approximately 40 countries, with major facilities in the U.S., China, Brazil and Taiwan. Our direct customers are large, leading telecommunications and cable operators. We also sell our products through retailers and distributors. We are strongly committed to research and development and we have a broad portfolio of approximately 17,500 granted patents and approximately 6,500 pending patent applications worldwide.

Business Segments

We report financial results for two business segments: Mobile Devices and Home.

Mobile Devices Segment

The Mobile Devices segment is a provider of mobile devices and related products and services designed to deliver mobile communications, such as voice, messaging, push-to-talk and video, and to deliver mobile Internet access and content, including multimedia, social networking, navigation and other mobile applications. Mobile Devices net revenues represented 73% of Motorola Mobility’s consolidated net revenues in 2011.

Our Products

We design, manufacture and sell a range of mobile devices encompassing multiple network technologies, form factors, capabilities, price points and geographies. Our product portfolio of mobile devices includes smartphones

(which are wireless phones with advanced Internet browsing and application capabilities), feature phones (which are wireless phones with limited Internet browsing and application capabilities), voice-centric phones (which are primarily used for calls and text messaging), and media tablet devices (also known as “slates”) that offer enhanced multimedia and functionality to the end user. Certain of our smartphones include our Webtop software, which when connected to our Lapdock accessory, replicate a desktop PC-like computing experience. In 2011, we introduced MOTOACTV™, a wearable health- and fitness-oriented device designed to work with our MOTOACTV Web portal for online, automatic tracking of activities. We also provide complementary mobile software, services and accessories and license our extensive portfolio of intellectual property. We market our products globally to mobile network operators and carriers (collectively “wireless carriers”) and consumers through direct sales, retailers and distributors.

Our Industry

In 2011, the wireless mobile device industry, including wireless handsets and media tablets, continued to grow. Total industry unit shipments of wireless handsets increased more than 10% from 2010. The smartphone segment grew on a unit basis approximately 50% from 2010 to 2011. We expect growth in the smartphone segment of the wireless handset market to be in a range of 30% to 40% for the full year 2012. In addition, wireless connectivity is being integrated into new classes of devices (“converged devices”), including media tablets. We expect the market for media tablet units to grow more than 50% in 2012. The largest opportunity for profitable growth in the wireless mobile device industry is in smartphones and media tablets. Currently, there are a large number of manufacturers competing in this market. We expect competition to increase in 2012 as several competitors, including Nokia and several China-based manufacturers, significantly expand their smartphone and media tablet portfolios. We also expect continued significant competition from Apple for reasons including their differentiated user experiences, distribution capabilities, extensive marketing of their products and consumer loyalty and from Samsung for reasons including their vertical supply chain integration, distribution capabilities and extensive marketing of their products.

Key drivers of mobile device industry growth include:

•

Growing Consumer Demand for Broadband-Enabled Multi-Function Devices.    The mobile device is continuing to evolve from a voice-only communications device to a multi-function device with features like digital still camera, video camera, music player, organizer, email and calendars, Internet browsing and gaming. Consumers’ desires for mobile data and their evolving communication patterns will continue to drive the demand for multi-function devices with enhanced, personalized mobile experiences, including easy access to the Internet, content and applications on a real-time basis. Even in countries where smartphone and multi-function device penetration is well established, we believe the increased capabilities of fourth-generation (“4G”) broadband smartphones compared to 2G and 3G smartphones represents a compelling, demand-generating value proposition for consumers and enterprise users.

•

Wireless Carriers’ Focus on Growing Data ARPU.    In response to intense competition and shifting consumer communication behavior, we expect wireless carriers to continue to focus on increasing data average revenue per user (“ARPU”) to offset declining voice and text messaging ARPU. To drive data ARPU, we believe wireless carriers will continue to promote smartphones and converged devices that provide Internet access, applications and services. In addition, wireless carriers are continuing to deploy higher bandwidth wireless technologies with 4G standards to better support smartphones and converged devices that enhance consumers’ overall mobile experiences.

•

Advanced Device Technology.    High performance mobile microprocessors, advanced mobile browsers and high speed wireless networks are enabling mobile devices to provide functionality similar to what consumers experience on a personal computer. Advanced operating systems have enabled third-party developers to create thousands of new innovative mobile applications that consumers can easily download and install on their mobile devices. Additionally, the high-resolution, sophisticated imaging capabilities available in many smartphones are delivering picture and video qualities that rival stand-alone digital cameras.

•

Emergence of Mobile Cloud-Based Services.    Increasingly, consumers are seeking cloud-based services and applications to deliver information and content to their mobile devices and provide user experiences. Examples of these services include storing, sharing and consumption of media, social networking and location-based services, such as navigation.

4

•

Increasing Consumer Choices Within the Enterprise.    Businesses are increasingly permitting employees to choose the mobile devices they use in the workplace. At the same time, employees are seeking multi-functional devices to serve business and personal applications. Collectively, these trends connote the consumerization of IT.

Participants in the mobile devices industry are competing in an intensively competitive and rapidly evolving marketplace. To be successful, manufacturers must consistently innovate and deliver a differentiated product portfolio and compelling consumer experiences through the growing ecosystem of applications and services. This requires extensive intellectual property assets and expertise in the integration of hardware, software and, increasingly, services. Manufacturers must also have strong wireless carrier relationships, global distribution capabilities, including a strong retail presence, extensive marketing support for their products and a strong brand. In addition, as the smartphone and tablet markets have evolved, it is increasingly important to achieve scale. Scale can provide benefits in the area of component costs, distribution efficiency, marketing leverage and brand.

Our Strengths

We believe the strengths of our Mobile Devices segment position us well to bring to market innovative and differentiated products and services. Our key strengths include:

•

Innovative Mobile Technologies.    We have a long history of developing innovative mobile devices including the DynaTAC, the first portable cellular phone; the StarTAC® and RAZR® phones; and the DROID by MOTOROLA family of smartphones, including the recently launched DROID RAZR and DROID RAZR MAXX, both available using 4G technology. We have devoted extensive research and development resources into integrating advanced technologies such as multiple radio interfaces, mobile microprocessors, advanced mobile operating systems and advanced multimedia functionality and industrial design into our mobile devices. We have also committed significant development resources to software application and services development. We provide a cloud-based service platform to enable the delivery of differentiated user experiences, including, for example, Smart Actions. We also recently launched a new suite of “Business Ready” secure productivity tools and device management applications for enterprise users of our smartphones and media tablets.

•

Diverse Product Portfolio.    Our diverse global product portfolio includes smartphones, feature phones, voice-centric devices, media tablets, wearable fitness trackers/portable music players, and a wide range of accessories. This portfolio extends across various wireless technologies, capabilities, form factors and price points.

•

Deep Customer Relationships.    We have extensive relationships with wireless carriers, retailers and global distributors that have been in place for many years. Our global sales organization markets our portfolio of devices and services around the world.

•

Strong Patent Portfolio.    We have developed an extensive portfolio of intellectual property assets through our significant and continued investment in research and development. The intellectual property assets held by our Mobile Devices segment include approximately 15,500 granted patents and 5,200 pending patent applications, worldwide. These are complemented by approximately 2,000 granted patents and 1,300 pending patent applications, worldwide, held by our Home segment. The total held by our two segments is approximately 17,500 granted patents and 6,500 pending patent applications, worldwide. These patents and patent applications are directed to inventions in areas such as wireless, audio, video, design and user interface (“UI”).” Further, we believe our portfolio of patents in 4G will position us well in the upcoming technology transition from 2G and 3G.

•	Global Brand. Our highly recognizable and successful global brand has been in use for more than 80 years. We believe our brand is associated with quality, reliability and innovation.

Our Strategy

We are committed to growing our business by developing and marketing a portfolio of mobile devices, primarily smartphones and media tablets, that will enhance the mobility of the Internet and deliver interactive, personalized multi-screen experiences and services to consumers around the world. The delivery of these experiences and services onto a mobile device requires integration of hardware, software, services and UI. Motorola Mobility’s expertise in each of these domains are the technological underpinnings of our smartphone, converged computing products and tablet strategies and capabilities. We also selectively develop devices that target other segments of the mobile device market, including feature phones, wearable fitness devices and accessory products.

Our strategy is to differentiate our products across a number of dimensions. From a hardware perspective, our smartphones, tablets and other mobile devices are differentiated through build quality, leading-edge design, and in certain families of devices, protection against moisture, shock and other environmental hazards. From a software and services standpoint, we strive to achieve differentiation through software, applications, and cloud-based services. This includes providing unique features, including Smart Actions software that simplifies device setup and usage, MotoCast™ which facilitates access to digital content, and “Business Ready” enterprise tools to meet the unique needs of business users. We are also differentiating our products through our global distribution reach, highly recognized brand and extensive customer relationships. As new digital lifestyles continue to evolve, we plan to take advantage of our capabilities in mobile and wireline communications to meet consumers’ increasing demands to communicate and collaborate inside and outside the home on multiple devices. Key elements of our strategy include:

•

Capitalize on Our Strong Technology Position.    We believe that open-source platforms foster rapid innovation and encourage third-party development of applications and services, resulting in an expansive ecosystem of consumer experiences and entertainment. We are currently using the Android™ operating system, a royalty-free, open-source platform developed by Google™, to develop our portfolio of smartphones, which currently has a large offering of applications and services.

We are differentiating certain of our product offerings by using the Android operating system with our cloud-based services platform. Originally developed as a social network aggregation and push engine, this cloud platform now serves as a more comprehensive service delivery system enabling diverse features and services, such as online device diagnostics and Smart Actions.

We also continue to develop our innovative Webtop software and Lapdock accessory, which provide new mobile computing experiences. Webtop, featured on our ATRIX, DROID RAZR and DROID RAZR MAXX products, enables the unique user experience of running a full desktop browser on our Lapdock accessory without the need for a PC. With our Webtop-enabled, smartphone-docking accessories, our consumer and enterprise users will experience desktop PC performance on a mobile smartphone.

As data consumption continues to increase, next-generation wireless technologies will be critical to ensure efficient use of wireless carriers’ spectrum. We continue to invest in next-generation wireless technologies, including evolved high speed packet access (“HSPA+”) and 4G, including long-term evolution (“LTE”) and the LTE Advanced standards. These investments will enable us to develop devices for high speed networks while delivering converged services and media.

•

Focused Product Portfolio.    Our primary focus is developing and marketing a portfolio of smartphones and media tablets. We will provide smartphones ranging from value-priced devices to high performance devices in the high-tier. We will feature fewer individual product launches supported by more extensive development and marketing programs. These devices will continue to be differentiated by a variety of factors, including form factor, price, processor speed, display size and consumer experience. We plan on offering docking accessories that extend the capabilities of our mobile devices by enabling the connection of external keyboards and displays. We believe that our mobile devices combined with our Webtop-enabled, smartphone-docking accessories will enable a wide range of multimedia, broadband Internet browsing and other mobile computing experiences without the need for a traditional computer.

In the feature phone market, we will continue to sell a limited number of phones for specific customers or applications. This may include rugged devices for certain wireless carriers and integrated digital enhanced network (“iDEN®”) push-to-talk devices. Our feature phone portfolio is focused primarily on Latin America and North America-based customers, who are increasingly moving towards smartphones and away from feature phones.

To enhance our opportunity for growth in the fastest growing segment of the smartphone market, we plan to increasingly utilize original design manufacturers (“ODMs”) to develop a portfolio of mid-range and lower-priced smartphones and media tablets. These products will be lower cost to compete effectively in this tier in the U.S., and parts of Latin America, Europe, and Asia. We will also use ODMs to develop a limited portfolio of lower-priced, voice-centric mobile devices aimed primarily at retailers and distributors in emerging markets.

•

Leverage Customer Relationships and Global Distribution.    We market our mobile devices portfolio to leading wireless carriers, distributors and retailers around the world through our global sales organization. Our market priorities continue to be primarily North America, China and Latin America – followed by Western Europe and other strategic markets. We recently strengthened our relationship with customers through the launch of several mobile devices in North America, China, Latin America, Western Europe and Korea. In 2011, we reentered the Japan market with the launch of smartphones and media tablets. We plan to continue to build upon these relationships and use our global reach to drive future business growth.

•

Develop, Leverage and Protect Our Intellectual Property.    With approximately 17,500 granted patents and approximately 6,500 pending patent applications, worldwide, held by our two segments, we believe we have one of the strongest portfolios of intellectual property assets in the wireless industry. Areas of strength include wireless technologies, video, security, UI, and design. To enhance our competitive position, we will seek to continue to expand our intellectual property portfolio, leverage the existing intellectual property and, as appropriate, enforce our intellectual property rights around the world.

•

Market Our Products Under Our Highly Recognizable Global Brand.    Our brand has been in use for more than 80 years and we believe it is associated with quality, reliability and innovation. We intend to continue to strengthen our brand through advertising and marketing of our products globally.

•

Pursue Complementary Technology and Talent Through Acquisitions.    We regularly evaluate opportunities to acquire capabilities that complement our internal research and development. We have historically acquired various businesses, technologies and talent to grow our capabilities. We expect to continue targeting acquisition candidates that have complementary technology, products and talent.

Competition

Mobile device manufacturers compete in a rapidly evolving and intensely competitive marketplace. Competitors include traditional mobile device manufacturers as well as new competitors who have entered the market in the last several years. As handset demand continues to shift toward smartphones and as the market for media tablets expands, additional competitors are expected to enter the market or expand their product offerings. The Mobile Devices segment experiences intense competition from numerous global competitors such as Apple, Samsung, Nokia, HTC, LG, Sony-Ericsson, and RIM. In 2011, we estimate that these seven manufacturers together held an aggregate market share of approximately 85% of the smartphone segment of the handset market. During 2011, Apple and Samsung each significantly strengthened their competitive position in the industry and accounted for an estimated 50% of the smartphone market in the fourth quarter of 2011. Apple’s position was partially as a result of differentiated user experiences, expanded distribution, extensive marketing of their products and consumer loyalty. Samsung’s position was partially as a result of vertical supply chain integration, global distribution capabilities and increased marketing of their products.

While we increased our total aggregate smartphone market share slightly in 2011, competition from manufacturers with significant scale is challenging, particularly as we seek to improve profitability in our Mobile Devices business. Moreover, in North America, our largest market, Apple and Samsung continue to grow in market share in smartphones with significant sales at our largest customers. We expect smartphone competition to increase further in 2012 as certain competitors, including Nokia and a number of China-based manufacturers, significantly expand their smartphone product lines.

In media tablets, we believe over 25 manufacturers currently offer media tablets in the marketplace. We estimate that the top seven manufacturers, including Apple, Samsung, Acer, Motorola Mobility, RIM, HTC and LG, accounted for greater than 90% of the total media tablet market in 2011. In the fourth quarter of 2011, we estimate Apple alone accounted for over 50% of the media tablet market. All other manufacturers, including Motorola Mobility, each held an individual market share of less than 10%. In 2012, we expect additional entrants into the media tablet market, including Nokia and a number of China based manufacturers.

General competitive factors in the market for our products include: overall quality of user experiences; differentiated user experiences; consumer loyalty; design; time to market; brand awareness; technology offered; price; product innovation, features, performance and quality; delivery and warranty; the quality and availability of service; and relationships with key customers. In addition, as the market has evolved, it is increasingly important to achieve scale to compete successfully. Scale can provide benefits in the area of component costs, distribution efficiency, marketing leverage and brand.

Home Segment

The Home segment is a provider of products and services to cable operators and wireline telecommunications (“telco”) service providers (collectively, “network operators”) that enable the delivery of video, voice and data services to consumers. Our product portfolio primarily includes interactive set-top boxes, end-to-end digital video and Internet Protocol Television (“IPTV”) distribution systems, broadband access infrastructure platforms, and associated data and voice CPE. Home net revenues represented 27% of Motorola Mobility’s consolidated net revenues in 2011.

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

•

We provide software that enables the delivery and management of multi-screen experiences across a wide range of cable, telco and wireless platforms.    Our products include a suite of software to manage and merchandize content, cloud based tools for the rapid creation of operator-branded guides and custom user experiences, content security through encryption and digital rights management across a variety of devices, a device management technology for set-top boxes and modems, and a server based platform for home control, management and security.

Our Industry

Over the last 15 years, video delivery technology has converted from analog to digital, greatly increasing program choices for consumers and enabling new capabilities such as HDTV, VOD and interactive services. During this period, both traditional cable operators and telcos have expanded their offerings to deliver video, voice and data services (“triple play”). The next evolution of service delivery networks is underway as service providers transition to all IP networks. IP delivery and advances in wireless data technology are allowing consumers to be in touch and access the same entertainment and information inside and outside the home.

Providing video, voice and data services to consumers is a highly competitive business and our customers compete aggressively to provide individual services, triple play packages and even quad play packages, which also include mobile voice and data services. The competitive environment is driving operators to enhance and expand service offerings by adding more high definition (“HD”) channels and three dimensional television (“3D-TV”) content, increasing data speeds and mobile data services, providing new experiences that bridge conventional TV and Internet services along with convergence of media experiences across home and mobile devices. Enabling these new capabilities is driving network operators to regularly upgrade their networks and in-home devices, such as set-top boxes and other CPE such as modems and gateways.

Although the U.S. has the highest adoption of advanced video technologies like HDTV and DVR, growth opportunity remains in the U.S. as the adoption of advanced video technologies continues. While the majority of our revenues are generated in the more mature U.S. market, the majority of global TV households has only begun to adopt these technologies and represents an additional growth opportunity. During 2011, digital TV households that purchase video programming from cable, satellite and telco providers grew by approximately 17.6% worldwide and global residential broadband households grew by approximately 12.1%. We expect this trend to continue for the next couple of years as digital TV households are expected to grow by 30% to 35% and residential broadband households are expected to grow by 20% to 25% from the end of 2011 through 2012. While the unit volume is expected to grow, we expect pressure on the average sales price of these units. Further, there are many competitors addressing these markets, limiting the growth potential of industry participants.

The consumer viewing experience is expanding beyond the TV and consumers now also watch video programming on Internet Protocol (“IP”)-enabled devices, such as PCs, media tablets and smartphones. Video delivery requires substantially more bandwidth than other data services and its growth is driving operators to upgrade their network and CPE. This expanded data capacity is allowing new content providers and aggregators to use the service providers’ high speed data networks to provide over-the-top (“OTT”) services to consumers. These OTT providers sell content directly to the consumer and deliver it to the consumer’s IP-enabled devices and web-capable BluRay players, TV’s and consumer-purchased set-top boxes. Competition from OTT services is driving network operators to invest to expand their content choices, upgrade their networks and enhance their consumer experiences across TVs, PCs and wireless devices.

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

•

Strategic Customer Relationships.    Through our global sales organization, we market our portfolio of infrastructure and devices to network operators around the world. In North America, our largest market, we are a provider to all of the top ten cable and telco service providers that provide video services to the premise and together account for over 90% of cable and telco digital video subscribers. As a result of our history of supplying the industry, we have a large installed base of infrastructure and devices which positions us well to participate in network upgrades.

•

Extensive Intellectual Property and Industry Standards Leadership.    We have made substantial contributions to industry standards such as Moving Picture Experts Group (“MPEG”) for video compression, Advanced Television Systems Committee (“ATSC”) for digital TV transmission and DOCSIS for data transmission over cable systems. We believe that being at the forefront of these standardization efforts positions us as a leader in new technology adoption and gives us time-to-market advantages. The Home segment also has a strong intellectual property portfolio with approximately 2,000 granted patents and 1,300 pending patent applications, worldwide, and this portfolio is complemented by the portfolio of the Mobile Devices segment.

•

Protection and Security of High-Value Content and Devices.    Our conditional access technology has been deployed by network operators to protect the content they deliver to consumers for over 15 years in over

100 million set-top boxes. We believe our core security intellectual property and extensive experience in securing high-value content position us to provide digital rights management (“DRM”) technology for content protection in the multi-screen video market.

Our Strategy

Our Home segment is a provider of products for the delivery of video, data and voice services. We are focused on leading the development of next-generation broadband solutions which will enable the delivery of personalized media experiences across multiple devices. Key elements of our strategy include:

•

Expand Our Product Portfolio and Capabilities to Support IP Service Delivery and Multi-screen Convergence.    We are continuing to evolve our video infrastructure solutions to enable consumers to view, and to enhance the delivery of, video content on multiple screens such as PCs and mobile devices. We are developing products and software for securely streaming and shifting content and enhancing the content experience through linkage with social networking. We have also begun to incorporate the capability to enable deployment of video gateways and for our infrastructure products to support the network operators’ launch of all IP network service delivery.

•

Expand Our Software, Services and Applications Portfolio.    We are expanding our ability to enable operators to rapidly deploy intuitive user interfaces, content security solutions and service management to offer consistent experiences across multiple devices – such as smartphones, tablets, PCs and connected TVs. We are also providing software application solutions that support home security, monitoring and control connecting devices in the home and across broadband networks.

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

•

Increase Our Sales to Target Customers Outside North America.    We also are investing to grow our business globally to capitalize on the growth of video and data services in markets outside North America. We are leveraging our technology portfolio to capitalize on the growth of HDTV in Latin America, Europe, the Middle East and Africa (“EMEA”) and Asia as well as the demand for increased data speeds that are driving infrastructure investment. We also are pursuing a number of opportunities in new markets where customers are looking to deploy advanced networks to enable triple play services.

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

•

Pursue Complementary Technology and Talent Through Acquisitions.    We regularly evaluate opportunities to acquire capabilities that complement our internal research and development. We expect to continue targeting acquisition candidates that have complementary technology, products and talent. We also expect to evaluate acquisition candidates that will enable us to expand our business internationally or enter adjacent markets.

Competition

Our set-top boxes and cable and wireline infrastructure equipment products compete in highly competitive global markets. We have a broad array of competitors including those with whom we compete across multiple product categories and those who are focused on products in a portion of our portfolio, limiting the growth potential of industry participants. The rapid technology changes occurring in the markets in which this segment competes may lead to the entry of new competitors and pressure on average sales prices. General competitive factors in the market for our products and systems include: technology; product and system performance; price; time-to-market; product features; quality; delivery and availability. Currently, our primary competitors include Cisco, Pace and Arris.

The cable industry had a long history of protecting the video content transmitted over its network by using a conditional access system that was integrated into the set-top box. The Federal Communications Commission (“FCC”) passed regulations that took effect in 2007 requiring separation of security functionality from the set-top box. These regulations enable competitors to sell set-top boxes to cable operators and enable retail distribution of TVs and other devices that are capable of accessing encrypted cable programming through use of a cable operator-supplied security module. Several major cable operators support a full two-way security interface, which allows consumers with such a retail device to access all programming available on the operator’s network without the need for an operator-provided set-top box. As a result, we face competition from several new manufacturers which are able to supply set-top boxes to operators and, to a lesser extent, from consumer electronics manufacturers which sell directly through retail. Operators are also beginning to offer cloud-based online content to subscribers that can be authenticated for customers that have rights to the content, if the device being used provides a secure method of playing the content. This is allowing subscribers to watch some video content on IP devices without a set-top box.

Other Information

Financial Information About Segments.    The response to this section of Item 1 incorporates by reference Note 12, “Information by Segment and Geographic Region,” of Part II, Item 8: “Financial Statements and Supplementary Data” of this document.

Customers

Motorola Mobility’s products are primarily sold through wireless carriers, network and cable operators, distributors and to end consumers. In 2011, aggregate net revenues from our five largest customers represented approximately 38% of our net revenues. During 2011, approximately 19% of net revenues were from Verizon Communications Inc. (including Verizon Wireless) (“Verizon”). In 2011, our two largest markets by locale of end customer were North America, accounting for 55% of net revenues, and Latin America, accounting for 20% of net revenues. Motorola Mobility has several large customers, the loss of one or more of which could have a material adverse effect on us.

Motorola Mobility’s sales to many of its customers, including Verizon and Sprint, are governed by framework agreements that do not contain volume commitments. The framework agreements outline the general terms and conditions that govern the purchase and sale of the Company’s products to its customers. The framework agreements may not require the customer to purchase products or by themselves constitute binding contractual obligations for the purchase and sale of products. Purchases are made by customers on individual purchase orders that specify the quantity of products desired at the price specified in the Company’s customer-specific pricing sheet, both issued under the relevant framework agreement. Customers issue purchase orders on an as needed or quarterly basis, but are generally not committed to purchase any products until the purchase order is issued.

In 2011, aggregate net revenues from the Mobile Devices segment’s five largest customers, which included Verizon and Sprint, among others, represented approximately 42% of the segment’s net revenues. In addition to selling directly to wireless carriers, our Mobile Devices business also sells products through a variety of third-party distributors and retailers.

In 2011, aggregate net revenues from the Home segment’s five largest customers, primarily large cable operators and telecommunication companies located throughout the world, such as Verizon and Comcast, represented approximately 48% of the segment’s net revenues.

In 2011, North America was both segments’ largest market based on locale of end customer, accounting for 48% of Mobile Devices net revenues and 74% of Home net revenues.

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

R&D expenditures relating to new product development or product improvement were $1.5 billion in 2011, compared to $1.5 billion in 2010 and $1.6 billion in 2009. Total R&D expenditures increased 3% in 2011 as compared to 2010, after decreasing 7% in 2010 as compared to 2009. Motorola Mobility continues to believe that a strong commitment to R&D is required to drive long-term growth and we have professional employees around the world dedicated to R&D activities.

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

Motorola Mobility has approximately 24,000 patents and patent applications, worldwide. These include substantially all of the patents unique to the Mobile Devices and Home businesses, and a number of other patent families allocated to Motorola Mobility by our Former Parent and intended in part to mitigate certain intellectual property risks associated with operation as a new entity.

Motorola Mobility’s patent portfolio generally relates to wireless, audio, video, security, user interface and product design, along with applications and services related to our products.

The Mobile Devices business segment has approximately 15,500 granted patents and 5,200 pending patent applications, worldwide, substantially related to the Mobile Devices product portfolio. This patent portfolio includes numerous patents related to various industry standards, including 2G, 3G, 4G, H.264, MPEG-4, 802.11, open mobile alliance (“OMA”) and near field communication (“NFC”). Motorola Mobility is an active participant in the development of these and other industry related standards, and has developed a significant portfolio of standards related patents. The patent portfolio also includes substantial sets of patents related to strategic areas of the product portfolio or business including audio codec technology, UI, power management, location based services, wireless email, and other smartphone related applications and services.

The Home business segment has approximately 2,000 granted patents and 1,300 pending patent applications, worldwide, substantially related to the Home product portfolio. We have contributed intellectual property in the industry standards setting process, including MPEG video compression, ATSC for digital TV transmission and DOCSIS for data transmission over cable systems. We seek to focus our intellectual property portfolio upon our core enabling technologies, such as digital compression, encryption and conditional access systems to protect technology we consider important to our business strategy. We develop and maintain our competitive position based on our proprietary knowledge and ongoing technological innovation, and periodically seek to include our proprietary technologies in certain patent pools that support the implementation of standards. We were a founder of MPEG LA, LLC, the patent licensing authority established to foster broad deployment of MPEG-2-compliant systems and have joined the MPEG-4 Visual patent pool as a licensor. In addition, we have licensed our digital conditional access technology, DigiCipher® II, to other equipment suppliers. Our joint ventures with Comcast also support the development and licensing of conditional access technology.

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

From time to time, third-parties may and do assert their patent, copyright, trademark and other intellectual property rights against technologies that are important to our business segments. Our ability to develop products and related technologies protected by intellectual property rights will be a significant factor in determining our competitiveness in our target markets. Companies in our industry are also vigorously pursuing patent litigation, increasingly at the ITC (U.S. International Trade Commission), because an ultimate loss for a company or its suppliers in an ITC action could result in a prohibition on importing infringing products into the U.S. We currently have cases pending against us in the ITC. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect; however, if resolved adversely to us and resulting in an importation ban on our products into the U.S., such result may have a material impact on our results. We have also had a large increase in patent cases filed against the Company in advance of the patent reform legislation which became effective in the latter half of 2011. We discuss our intellectual property litigation in “Item 3. Legal Proceedings”.

Environmental

During 2011, compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Motorola Mobility.

Employees

At December 31, 2011, Motorola Mobility and its subsidiaries had approximately 20,500 employees.

Payment Terms

Payment terms vary worldwide, depending on the business culture, individual arrangement and competitive pressures. Normal payment terms are considered to be 30 days. However, extended payment terms may be offered. In North America, payment is generally due 30 to 60 days from the invoice date. In regions outside of North America, terms can vary widely but are typically limited to no more than 90 days.

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

Backlog

Motorola Mobility’s aggregate backlog position for all of its segments, as of the end of the last two fiscal years, was approximately as follows:

(Dollars in millions)
December 31, 2011	$712
December 31, 2010	$1,110

The Mobile Devices segment’s backlog (excluding any deferred revenue) was $289 million at December 31, 2011, compared to $678 million at December 31, 2010. This decrease in backlog reflects lower backlog in the North America region and is attributable primarily to the timing of orders received in late 2010 for new media tablets and smartphones to be launched in early 2011 and the declining level of iDEN business. The Home segment’s backlog was $423 million at December 31, 2011, compared to $432 million at December 31, 2010. The orders supporting the 2011 backlog amounts are believed to be generally firm, and approximately 99% of the backlog on hand at December 31, 2011 is expected to be recognized as revenue in 2012. The forward-looking estimate of the firmness of such orders is subject to future events that may cause the amount recognized to change.

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

Many of the products sold by our business are subject to regulation by the FCC in the U.S. and other communications regulatory agencies around the world. In addition, our customers, and their networks into which our products are incorporated, are subject to government regulation. Government regulatory policies affecting either the willingness or the ability of cable and telecommunications operators, wireless operators and wireline operators to offer certain services, or the terms on which these operators offer the services and conduct their business, may have a negative impact on our results.

In 2009, Congress directed the FCC to develop a National Broadband Plan outlining its strategic vision for increased broadband deployment and adoption, which the FCC delivered to Congress in March 2010. The Plan contains several long-term goals, including providing affordable access to actual download speeds of 100 megabits per second and actual upload speeds of at least 50 megabits per second to at least 100 million households and improving mobile broadband speeds and innovation. The Plan contains numerous recommendations for future action by the FCC, other governmental agencies and Congress. Although the FCC has yet to implement most of the Plan’s recommendations, several proposals in the Plan could have an impact on Motorola Mobility’s operations and revenues. For example, included in the Plan are recommendations for making 500 megahertz of spectrum newly available for broadband use and for increasing new avenues for opportunistic and unlicensed use of spectrum. If these recommendations are implemented, the Plan may result in increased business opportunities for Motorola Mobility as well as increased competition. Likewise, the Plan recommends changes to the current regulatory regime that governs the video set-top box market. Consistent with these recommendations, in 2010 the FCC initiated an inquiry to consider proposals to replace the CableCARD with another approach, referred to as AllVid, that would enable retail video devices to work on any multichannel video system, not just a cable system. If adopted, such proposals could negatively impact our set-top box business and limit our ability to innovate.

Inventory, Raw Materials, Right of Return and Seasonality

Our practice is to carry reasonable amounts of inventory in manufacturing and distribution centers in order to meet customer delivery requirements in a manner consistent with industry standards. At the end of 2011, the net inventory balance was lower than at the end of 2010, primarily due to improved management of inventory levels in both the Home and Mobile Devices businesses.

Although availability of certain materials and components used primarily in our Home business continue to be impacted by the conditions in Thailand following serious flooding in 2011, availability of materials and components is relatively dependable. However, fluctuations in supply and market demand could cause selective shortages and affect results. We currently source certain materials and components from single vendors. Any material disruption from a single-source vendor may have a negative impact on our results of operations. If certain key suppliers were to become capacity constrained or insolvent, it could result in a reduction or interruption in supplies or an increase in the price of supplies, which could adversely impact our financial results.

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

Financial Information About Geographic Areas.    The response to this section of Item 1 incorporates by reference Note 11, “Commitments and Contingencies,” and Note 12, “Information by Segment and Geographic Region” of Part II, Item 8: “Financial Statements and Supplementary Data” of this document, the “Results of Operations—2011 Compared to 2010” and “Results of Operations—2010 Compared to 2009” sections of Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this document and Item 1A: “Risk Factors” of this document.

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

•

Code of Business Conduct, which is applicable to all Motorola Mobility directors and employees, including the principal executive officer, the principal financial officer and the principal accounting officer

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

Item 1A: Risk Factors

You should carefully consider each of the following risk factors and all of the other information set forth in this report or in our other Securities and Exchange Commission filings. The risk factors generally have been separated into three groups: (1) risks relating to our business, (2) risks relating to our separation in January 2011, and (3) risks relating to our common stock. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our Company in each of these categories of risks. However, the risks and uncertainties our Company faces are not limited to those set forth in the risk factors described below and may not be in order of importance or probability of occurrence. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. In addition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

If any of the following risks and uncertainties develops into actual events, these events could have a material adverse effect on our business, financial condition or results of operations. In such case, the trading price of our common stock could decline.

Risks Relating to the Proposed Merger with Google

The pendency of our agreement to be acquired by Google could have a negative impact on our business.

On August 15, 2011, we entered into the Merger Agreement with Google pursuant to which a wholly owned subsidiary of Google will, subject to the satisfaction or waiver of the conditions contained in the Merger Agreement, merge with and into Motorola Mobility, and Motorola Mobility will be the surviving corporation of the Merger and will become a wholly owned subsidiary of Google. Pursuant to the terms of the Merger Agreement and subject to the satisfaction or waiver of the closing conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of Motorola Mobility issued and outstanding immediately prior to the Effective Time will be cancelled and converted into the right to receive $40.00 in cash, without interest and less any applicable tax withholdings.

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

There is no assurance that the Merger with Google or any other transaction will occur or that the conditions to the Merger will be satisfied in a timely manner or at all. Further, there is no assurance that any event, change or other circumstances that could give rise to the termination of the merger agreement will not occur. If the proposed Merger or a similar transaction is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances defined in the Merger Agreement, we may be required to pay a termination fee of up to approximately $375 million. Certain costs associated with the Merger are already incurred or may be payable even if the Merger is not completed. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruptions to our business resulting from the announcement and pendency of the Merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, vendors and employees or recruiting and retention efforts, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be negatively impacted, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated.

Risks Relating to Our Business

We have had net losses in each of the last five years and may continue to incur losses.

In each of the last five years, Motorola Mobility had net losses as a result of the financial performance of our Mobile Devices business. We cannot be certain that we will return to profitability in the near-term or maintain profitability if achieved.

We operate in an extremely competitive environment and our success depends in part on our timely introduction of new products, technologies and services, increased consumer loyalty, and increasing our smartphone market share, the failure of which could negatively impact our business.

We operate in an extremely competitive environment and the markets for our products are characterized by rapidly changing technologies, frequent new product introductions, short product life cycles and evolving industry standards. The convergence of the telecommunication, data and media industries which is driven by technological development related to IP based communications is driving rapid change in our industries. Product life cycles can be short and new products are expensive to develop and bring to market. Our success depends, in substantial part, on the timely and successful introduction of new products, services and upgrades of current products increasing consumer loyalty to our products, and increasing our smartphone market share. The research and development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and investment, as well as the accurate anticipation of technology, market trends and consumer needs. We may focus our resources on technologies that do not become widely accepted, are not timely released or are not commercially viable. In addition, our products may contain defects or errors that are detected only after deployment. If our products are not competitive or do not work properly, our business could suffer and our financial performance could be negatively impacted.

Our results are also subject to risks related to our significant investment in developing and introducing new products and services, such as advanced wireless mobile devices, including smartphones, and products for transmission of telephony and high speed data over hybrid fiber coaxial cable systems. These risks include: (1) difficulties and delays in the development, production, testing and marketing of products, (2) customer and consumer acceptance of products, (3) the development of, approval of and compliance with industry standards, (4) the significant amount of resources we must devote to the development of new technologies, and (5) the ability to differentiate our products and compete with other companies in the same markets.

In recent years, the telecommunication and cable industries have been impacted by adverse macro economic conditions and our financial performance could be negatively impacted if these conditions do not improve.

In recent years, the telecommunications, cable industries and our Home business were impacted by the weakened global macro economic environment, particularly in the U.S. Our financial performance could be negatively impacted if these macro-economic and industry conditions do not improve.

We have several large customers and the loss of, or a significant reduction in revenue from, one or more of these customers could have a negative impact on our business.

During 2011, approximately 19% of our net revenues were from Verizon Communications Inc. (including Verizon Wireless) (“Verizon”). It may be difficult to replace or find new large customers, especially with increasing concentration in the U.S. where there are a limited number of carriers. If any significant customer, particularly Verizon or Sprint or other large customers, such as Comcast, stopped doing business with us, or significantly reduced the level of business they do with us, it could impact our ability to service other customers using similar technology and our financial results could be negatively impacted. Furthermore, our relationships and revenues from our largest customers could be negatively impacted by competitors expanding their presence with our customers.

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

We have not been able to gain significant market share in our Mobile Devices business and such market share has negatively impacted our performance and could continue to negatively impact our financial results.

Our share of the worldwide wireless mobile device market has declined while our smartphone market share has improved slightly. Although our primary focus is profitable growth, if our global market share of smartphone shipments does not increase at a greater rate, our strategy to return our Mobile Devices business to sustained profitability could be negatively impacted.

If our current product strategy and operating system strategy are not successful, our Mobile Devices business could be negatively impacted.

Our current strategy is to concentrate our mobile devices portfolio on smartphones and to use third-party and/or open-source operating systems and associated application ecosystems, predominantly the Google Android operating system (a royalty-free open-source platform) and marketplace, in our wireless products. As a result, we are dependent on third-parties’ continued development of operating systems, software application ecosystem infrastructures and such third-parties’ approval of our implementations of their operating system and associated applications. If we had to change our strategy, our financial results could be negatively impacted because a resulting shift away from using Android and the associated applications ecosystem could be costly and difficult. A strategy shift could increase the burden of development on Motorola Mobility and potentially create a gap in our portfolio for a period of time, which could competitively disadvantage Motorola Mobility.

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

Our current priority markets for our new smartphones are North America, China and Latin America, followed by Western Europe and other strategic markets. Our ability to grow our business and achieve the scale we need to be profitable is highly dependent on our success in our priority markets. While North America has traditionally been our strongest market and we have been successful in China and Latin America, we face intense competition in these markets, and there can be no assurance that we can achieve the targeted levels of sales and profitability in these markets.

Federal Communications Commission (“FCC”) regulations of cable equipment could negatively impact our sales of set-top boxes to cable providers.

Historically, reception of encrypted programming from a cable service provider has required a set-top box with integrated security technology, and such set-top boxes typically have been leased by the provider to its customers. Cable providers could purchase such integrated set-top boxes from a limited number of manufacturers, including

Motorola Mobility. However, FCC regulations that became effective in 2007 prohibit cable operators from deploying new set-top boxes with integrated security. As a result, new set-top boxes generally must rely on a separate security device known as a CableCARD. This regulatory change has increased competition for sales of set-top boxes to cable operators and enabled retail distribution of CableCARD-enabled set-top boxes and certain other devices that can access cable programming without a set-top box.

The FCC is considering proposals to replace the CableCARD with another approach – referred to as AllVid – that would enable retail video devices to work on any multichannel video system, not just a cable system. If adopted, such proposals could negatively impact our set-top box business and limit our ability to innovate.

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

Intellectual Property Infringement Risks and Exclusion Order Risk

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

Increasingly, third-parties have sought broad injunctive relief by filing claims in the ITC for exclusion and cease and desist orders which could limit our ability to sell our products in the U.S. or elsewhere if our products or those of our customers or suppliers are found to infringe the intellectual property subject to the claims. We are currently defending such litigation in the ITC. The ITC cases brought by Microsoft and Apple asserting patent infringement will be resolved in the second and third quarters of 2012. If we do not succeed in such litigation, including in the Microsoft or Apple litigation, we could be required to expend significant resources to pay damages, to develop non-infringing products or to obtain licenses to the intellectual property that is the subject of such litigation, each of which could have a negative impact on our financial results. We cannot be certain that any such licenses, if available at all, will be available to us on commercially reasonable terms. In some cases, we might be forced to stop delivering certain products if we or our customers or suppliers in the U.S., our largest market, are subject to a final exclusion or cease and desist order, which could have a negative impact on our results. See “Item 3. Legal Proceedings”.

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

Intellectual Property Protection Risks

Our patent and other intellectual property rights are important competitive tools that we use to generate income under license agreements or to give us an advantage over our competitors. We regard our intellectual property as proprietary and attempt to protect it with patents, copyrights, trademarks, trade secret laws, confidentiality agreements and other methods. We also generally restrict access to and distribution of our proprietary information. Despite these precautions, it may be possible for a third-party to obtain and use our proprietary information or develop similar technology independently. Trademark competition may also be increasing as competitors choose to trademark names and rely less on model numbers. In the course of litigation, courts may also invalidate our intellectual property rights. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries. Unauthorized use of our intellectual property rights by third-parties and the cost of any litigation necessary to enforce our intellectual property rights could have a negative impact on our business. Further, regulators around the world have recently expressed concerns generally about companies’ licensing standards essential patents. Regulatory or governmental limits on our ability to protect and license intellectual property, including standards essential patents, could have a negative impact on our business.

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

The Company has licensed, or has otherwise obtained the rights from third-parties to use, certain trademarks in connection with our products, including, but not limited to, ANDROID™, DROID™, RAZR™, XYBOARD™ and KEVLAR®. Such third-party ownership rights may be challenged by other third-parties. In the event that such third-party licensor is successfully challenged, our continued use of such trademarks could result in an injunction barring the sale of our products, and if such third-party licensor refuses or fails to indemnify the Company, we could be liable for payment of damages resulting from trademark infringement, thereby disrupting our continued and/or long-term use of such trademarks.

Our future financial results could be negatively impacted if we are not successful in licensing our intellectual property.

As part of our business strategy, we generate revenue through the licensing of intellectual property rights. The licensed rights include those that are essential to telecommunications standards, such as the global system for mobile communications (“GSM”), third generation cellular (“3G”) and 4G standards, wireless networking standards (e.g., 802.11), and video coding standards (e.g., H.264), as well as other patents directed to features and implementations of our products. Previously agreed-upon terms of some of our long-standing license agreements have reduced our royalty revenue over the past several years and may continue to reduce that revenue. As an independent legal entity we may no longer receive certain licensing revenue that was allocated to us when we were part of our Former Parent. Uncertainty in the legal environment makes it difficult to assure that we will be able to enter into new license agreements that will be sufficient to offset that reduction in our revenue. Further, regulators around the world have recently expressed concerns generally about companies’ licensing standards essential patents. Regulatory or governmental limits on our ability to protect and license intellectual property, including standards essential patents, could have a negative impact on our business.

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

Motorola’s mobile services platform, which we integrate into many of our Android-powered mobile devices, handles the transmission of personally identifiable and other confidential information and data from end-users (“User Information”), and as such, provides the Company with access to such User Information. We also receive devices that may contain User Information through our service and repair channel and from retailers in the form of returned products. In addition, our Android-powered devices may store User Information that could become the target of malware and other security risks related to the storage and wireless transmission of data. In the event that the security measures implemented by us, our customers or our third-party service providers are breached, or if there is an inappropriate disclosure of User Information, including as a result of a security breach relating to our mobile services platform, our mobile device products, or our repair and refurbishment process, we could be exposed to litigation or regulatory action, which may result in significant liability or other sanctions. Even if we are not held liable, a security breach or inappropriate disclosure of User Information could harm our reputation, and even the perception of security vulnerabilities or risks associated with our products could lead some customers to reduce or delay future purchases, or to purchase competing products or services. In addition, we may be required to invest additional resources to protect the Company against these actual or perceived disruptions or security breaches in the future.

The collection, storage, transmission, use and distribution of User Information and other personally identifiable information could give rise to liabilities or additional costs as a result of laws, governmental regulations or carrier and other customer requirements or differing views of personal privacy rights.

We collect, store and transmit large volumes of data, including User Information and other personally identifiable information, including employee and consumer information, in the course of supporting our internal operating systems and procedures as well as our mobile services platform, our mobile devices and related services. This information is increasingly subject to legislation and regulations in numerous jurisdictions around the world. Governmental regulations are typically intended to protect the privacy and security of such User Information and other personally identifiable information as well as to regulate the collection, storage, transmission, transfer, use and distribution of such information.

We could be adversely affected if domestic or international legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business. If we are required to allocate significant resources to modify our internal operating systems and procedures as well as our mobile services platform and mobile devices to enable enhanced security of User Information that we transmit and store, our business results could be adversely affected.

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

Our wireless carrier or other customers may have differing expectations or impose particular requirements for the collection, storage, processing and transmittal of User Information and other personally identifiable information in connection with our mobile services platform, or mobile device product and service offerings. Such expectations or requirements could subject us to costs, liabilities or negative publicity, and limit our future growth. If we are required to allocate significant resources to modify our mobile services platform or mobile device product and service offerings to meet such requirements, we may incur additional costs to meet such requirements, and our time-to-market with various product and service offerings could be negatively affected.

Our customers, suppliers, employees and facilities are located throughout the world and, as a result, we face risks that other non-global companies may not face.

Our customers and suppliers are located throughout the world and in 2011 approximately 53% of our Mobile Devices business revenues and 36% of our Home business revenues were made to customers outside the U.S. In addition, we have many manufacturing, research and development, administrative and sales facilities outside the U.S. and more than half of our employees are employed outside the U.S. Most of our suppliers’ operations are outside the U.S. and nearly all of our products (other than some prototypes) are manufactured outside the U.S.

As with all companies that have sizeable sales and operations outside the U.S., we are exposed to risks that could negatively impact sales or profitability, including but not limited to: (1) import/export regulations, tariffs, trade barriers and trade disputes, customs classifications and certifications, including but not limited to changes in laws, classifications or errors or omissions related to such classifications and certifications, (2) patent infringement actions in the ITC, (3) changes in U.S. and non-U.S. rules related to trade, the environment, health and safety, technical standards and consumer protection, (4) longer payment cycles, (5) tax issues, such as tax law changes, inconsistent interpretation, variations in tax laws from country to country and as compared to the U.S., and difficulties in repatriating cash generated or held abroad in a tax-efficient manner, (6) currency fluctuations, particularly in the Chinese yuan, euro, Brazilian real, Taiwan dollar, and Korean won which could negatively impact our revenues and profits, (7) foreign exchange regulations, which may limit Motorola Mobility’s ability to convert or repatriate foreign currency, (8) challenges in collecting accounts receivable, (9) cultural and language differences, (10) employment regulations and local labor conditions, (11) difficulties protecting intellectual property in foreign countries, (12) instability in economic or political conditions, including inflation, recession and actual or anticipated military or political conflicts, including war and other hostilities, (13) natural disasters, (14) public health issues or outbreaks, (15) changes in laws or regulations that negatively impact benefits, such as tax benefits, being received by Motorola Mobility, (16) the impact of each of the foregoing on our outsourcing and procurement arrangements, and (17) litigation in foreign judicial systems and foreign administrative proceedings.

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

In Brazil, where we manufacture and sell products and employ approximately 3,000 people, we face additional risks related to that country’s complex tax, labor, trade compliance and consumer protection laws and regulations. In connection with our operations in Brazil, we have had and continue to have legal disputes and controversies, including tax, labor and trade compliance controversies and other legal matters that take many years to resolve. We incur legal and other costs in managing and defending these matters and expect to continue to incur such costs. Based on our assessment of these matters, we have recorded reserves on only a small portion of the total potential exposure. It is, however, very difficult to predict the outcome of legal disputes and controversies, including litigation, in Brazil and our ultimate exposure may be significantly greater than our current assessments and related reserves.

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

Our ability to meet customers’ demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components from our suppliers. Due to increased demand for products, many electronic manufacturers are experiencing shortages or increased costs for certain components, particularly following the Thailand disaster. We have experienced shortages and price increases in the past driven by raw material availability, manufacturing capacity, labor shortages, industry allocations, natural disasters and significant changes in the financial or business conditions of our suppliers that have negatively impacted our operations. Furthermore, in addition to supply cost increases, workaround plans may necessitate increased freight costs for expedited shipments. Although we work closely with our suppliers to avoid shortages, there can be no assurance that we will not encounter shortages in the future or that such shortages will not negatively impact our operations. Our insurance coverage, for events such as natural disasters, is subject to deductibles and insurance coverage may not significantly mitigate the financial impact at all or in a timely manner, which could negatively impact our operations.

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

Failure of our suppliers, business partners and customers to use acceptable ethical business practices could negatively impact our business and reputation.

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

We currently form alliances with industry leaders to meet customer product and service requirements and to develop innovative advances in design and technology. Some of our alliances allow us to supplement internal manufacturing capacity and share the cost of developing next-generation technologies. Other alliances allow us to offer more services and features to our customers. If such arrangements do not develop as expected, our business could be negatively impacted. Further, if our competition forms more successful strategic alliances than we are able to, our business could be negatively impacted.

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

While part of our Former Parent, our businesses have incurred goodwill impairments and intangible asset impairments. The goodwill impairment charges resulted from lower asset values in the overall market and the impact of the macroeconomic environment on our near-term forecasts. The intangible asset impairments resulted from a change in a technology platform strategy. Declines in our stock price or reductions in our future cash flow estimates and future operating results may require us to record significant additional goodwill, intangible asset or other long-lived asset impairment charges in our financial statements in future periods, which could negatively impact our financial results.

We may make strategic acquisitions of other companies or businesses and these acquisitions would introduce significant risks and uncertainties, including risks related to integrating the acquired businesses and achieving benefits from the acquisitions.

In order to position ourselves to take advantage of growth opportunities, we may make strategic acquisitions that involve significant risks and uncertainties. These risks and uncertainties include: (1) the difficulty in integrating newly acquired businesses and operations in an efficient and effective manner, (2) the challenges in achieving strategic objectives, cost savings and other anticipated benefits from acquisitions, (3) the risk that our markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets, (4) the potential loss of key employees of the acquired businesses and difficulties associated with integrating talent, (5) the risk of diverting the attention of senior management from our operations, (6) the risks of entering new markets in which we have limited experience, (7) risks associated with integrating financial reporting and internal control systems, (8) difficulties in expanding information technology systems and other business processes to accommodate the acquired businesses, and (9) future impairments of goodwill of an acquired business.

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

Competition for key technical personnel in high technology industries is intense. We believe that our future success depends in large part on our continued ability to hire, assimilate, retain and leverage the skills of qualified engineers and other highly skilled personnel. We may not be as successful as our competitors at recruiting, assimilating, retaining and utilizing these highly skilled personnel. We may have more difficulty attracting or retaining highly skilled personnel during periods of poor operating performance or as a result of the pending merger with Google.

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

We have been reducing costs and simplifying our product portfolios in our businesses, with sizable reductions particularly in our Mobile Devices business. We have discontinued product lines, consolidated manufacturing operations, increased reliance on third-parties, realigned our employee population and changed our compensation and benefits programs.

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

We have many types of insurance coverage and have self-insured for some risks and obligations. There can be no assurance we will be able to continue to obtain certain types of insurance at sufficient levels of coverage or at cost-effective rates. The insurance market has been disrupted in the past after specific events such as September 11, 2001, the 2005 hurricanes and recent earthquakes and flooding, for example in Japan and Thailand. While the cost and availability of most insurance has stabilized, there are still certain types and levels of insurance that may become difficult to obtain at a cost effective level. Natural disasters and certain risks arising from securities claims and product liability are potential self-insured events that could negatively impact our financial results.

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

There has been public speculation about possible health risks to individuals from exposure to radio frequency energy from the use of mobile devices. Government agencies, international health organizations and other scientific bodies are currently conducting research into these issues. In addition, we have been named in individual plaintiff and class action lawsuits alleging that radio frequency emissions from mobile phones have caused or contributed to brain tumors, and that the use of mobile phones poses a health risk. There has been significant scientific research by various independent research bodies that has indicated that exposure to electromagnetic fields or to radio frequency energy, at levels within the limits prescribed by public health authority standards and recommendations, presents no known adverse effect to human health. Nevertheless, there can be no assurance that other studies will not suggest or identify a link between electromagnetic fields or radio frequency energy and adverse health effects or that we will not be the subject of future lawsuits relating to this issue. See “Item 3. Legal Proceedings”.

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

We face a number of risks related to ongoing global financial uncertainties.

The global financial crisis which began during late 2008 has continued to impact various market segments including the financial stability of certain European countries due to excessive debt leverage, undercapitalized banks and unsustainable deficits. The destabilization of various currencies has also negatively impacted the global markets. These financial uncertainties have impacted, and could continue to impact, our business in a number of ways, including:

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

•

Negative impact from increased financial pressures on key suppliers:    Our ability to meet customers’ demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components from our suppliers. Certain of our components are available only from a single source or limited sources. If certain key suppliers were to become capacity or liquidity constrained or insolvent, it could result in a reduction or interruption in supplies or an increase in the price of supplies and negatively impact our financial results. If this were to occur, it could negatively impact our cash flow. If suppliers consolidate to address this financial pressure, less competition among suppliers could result in increased costs which could negatively impact our financial results.

As a relatively new company without long-term debt credit rating, there can be no assurances that we will have access to the capital markets on terms acceptable to us.

From time to time we may need to access the long-term and short-term capital markets to obtain financing. Although we believe we have sufficient liquidity to permit us to finance our operations our access to, and the availability of, further financing on acceptable terms and conditions will be impacted by many factors currently and in the future, including: (1) our financial performance, (2) our credit rating or absence of a credit rating, (3) the liquidity of the overall capital markets, and (4) the state of the economy, including the telecommunications and cable industries. There can be no assurance that we will have future access to the capital markets on terms acceptable to us:

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

•

Our ability to obtain standby letters of credit and surety bonds could be limited:    Certain commercial contracts with our customers require that we arrange for standby letters of credit, performance bonds and surety bonds (collectively referred to as “Performance Bonds”) to be issued on behalf of Motorola Mobility by banks and/or insurance companies. Issuers of these Performance Bonds may be less likely to provide

Performance Bonds on our behalf, unless we provide a sufficient level of collateral, and the costs for issuance may be higher. These limitations on issuance may apply to the renewal and extension of existing Performance Bonds, as well as the issuance of new Performance Bonds. Such collateral requirements could result in less liquidity for other operational needs, and financial flexibility would be reduced.

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

•

Our ability to fund our foreign affiliates could be limited:    Motorola Mobility relies on uncommitted lines of credit from banks to provide daylight overdraft, short-term loans and other sources of liquidity for foreign affiliates. Lenders may be unwilling to provide credit to our foreign affiliates as Motorola Mobility does not have a credit rating. This situation could result in Motorola Mobility using U.S. cash to make loans to these affiliates or provide permanent equity where loans are not possible. If this occurs, less liquidity would be available for other operational needs, and our financial flexibility would be reduced.

•

Our trade terms with suppliers may be less favorable than those of our competitors:    Suppliers may require letters of credit, cash collateral or other forms of security as part of standard payment conditions. Such requests could result in reduced liquidity and less leverage in pricing negotiations.

•

Our access to short-term and long-term financing is limited and could be very costly:    As a company with unrated credit, we may have limited access to short-term and long-term borrowing and the cost of such borrowings could be high as compared to the cost for companies with favorable credit ratings.

We may have higher levels of cash deposits as an independent, publicly traded company, which could result in less liquidity and financial flexibility for Motorola Mobility.

We have approximately $157 million of cash deposits primarily related to various legal disputes. As an independent, publicly traded company we may have to use more cash to collateralize standby letters of credit, surety bonds and performance bonds (collectively “Performance Bonds”) as part of our ordinary operations, which means such cash will not be immediately available to us. The use of cash to obtain Performance Bonds could result in less liquidity for operational needs, and financial flexibility could be reduced.

We may be unable to obtain a sufficient supply of components and parts that are free of minerals mined from the Democratic Republic of Congo and adjoining countries, which could result in a shortage of such components and parts or reputational damages if we are unable to certify that our products are free of such minerals.

The Dodd-Frank Wall Street Reform and Consumer Protection Act included disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries (“DRC”) and procedures regarding a manufacturer’s efforts to prevent the sourcing of such “conflict” minerals. While final rules are not yet implemented, the implementation of these requirements may limit the pool of suppliers who can provide us DRC Conflict Free components and parts, and we cannot make assurances that we will be able to obtain products or supplies in sufficient quantities that meet the DRC Conflict Free designation as proposed by the requirements. Also, since our supply chain is complex, we may face reputational challenges with our customers, stockholders and other stakeholders if we are unable to sufficiently verify the origins for the defined conflict metals used in our products.

Risks Relating to Our Separation in January 2011

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

Under the Tax Sharing Agreement among our Former Parent, Motorola Mobility, Inc. and us, we would generally be required to indemnify our Former Parent against any tax resulting from the Distribution to the extent that such tax resulted from any of the following events (among others): (1) an acquisition of all or a portion of our stock or assets, whether by merger or otherwise, (2) any negotiations, understandings, agreements or arrangements with respect to transactions or events that cause the Distribution to be treated as part of a plan pursuant to which one or more persons acquire, directly or indirectly, stock representing a 50% or greater interest in Motorola Mobility, (3) certain other actions or failures to act by us, or (4) any breach by us of certain of our representations or undertakings. For a more detailed discussion, see the section entitled “Certain Relationships and Related Party Transactions—Agreements With Motorola, Inc.—Tax Sharing Agreement” included in the Information Statement of our Registration Statement on Form 10. Our indemnification obligations to our Former Parent and its subsidiaries, officers and directors are not limited by any maximum amount. If we are required to indemnify our Former Parent or such other persons under the circumstances set forth in the Tax Sharing Agreement, we could be subject to substantial liabilities. The Company has received a legal opinion that the proposed Merger with Google will not affect the tax-free treatment to our Former Parent of the Distribution.

We may be unable to achieve some or all of the benefits that we expect to achieve as an independent, publicly traded company.

By separating from our Former Parent there is a risk that our Company may be more susceptible to market fluctuations and other adverse events than we would have otherwise been were we still a part of our Former Parent. As part of our Former Parent, we were able to enjoy certain benefits from our Former Parent’s operating diversity, purchasing and borrowing leverage, and available capital for investments. We may not be able to achieve some or all of the benefits that we expect to achieve as an independent, publicly traded company.

We have a short operating history as an independent, publicly traded company, and our historical financial statements are not necessarily representative of the results we would have achieved as an independent, publicly traded company and may not be reliable indicators of our future results.

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

The agreements related to our separation from our Former Parent including the Master Separation and Distribution Agreement, Trademark License Agreement, Intellectual Property Agreements and other agreements, were negotiated in the context of our separation from our Former Parent while we were still part of our Former Parent and, accordingly, may not reflect terms that would have been reached between unaffiliated parties. The terms of the agreements we negotiated in the context of our separation relate to, among other things, allocation of assets, liabilities, rights, indemnifications and other obligations between our Former Parent and us as well as certain ongoing arrangements between our Former Parent and us. Had these agreements been negotiated with unaffiliated third-parties, they might have been more favorable to us. For more information, see the section entitled “Certain Relationships and Related Party Transactions” included in the Information Statement of our Registration Statement on Form 10.

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

The Company has received a legal opinion that the proposed Merger with Google will not affect the tax-free treatment to our Former Parent of the Distribution. For more information, see the sections entitled “The Separation—Material U.S. Federal Income Tax Consequences of the Distribution” and “Certain Relationships and Related Party Transactions—Agreements With Motorola, Inc.—Tax Sharing Agreement” included in the Information Statement of our Registration Statement on Form 10.

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

We cannot predict the prices at which our common stock may trade. The market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond Motorola Mobility’s control, including:

•	the inability to consummate the Merger with Google, including obtaining necessary regulatory approvals;

•	a shift in our investor base;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	actual or anticipated fluctuations in our results of operations;

•	the impact of pending litigation;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	changes in earnings estimates by securities analysts or our ability to meet our earnings guidance, when provided;

•	the operating and stock price performance of other comparable companies; and

•	overall market fluctuations and general economic conditions.

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

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

Motorola Mobility’s principal executive offices are currently located at 600 N. U.S. Highway 45, Libertyville, Illinois 60048. This location also is currently the headquarters of our Mobile Devices business. Our Home business headquarters is currently in Horsham, Pennsylvania. Motorola Mobility also operates manufacturing facilities, research and development, administrative and sales offices in other U.S. locations and in many other countries. Motorola Mobility owns eight facilities (manufacturing, sales, service and offices), five of which are located in the Americas Region (U.S., Canada, Mexico, Central America and South America) and three of which are located in other countries. Motorola Mobility leases 92 facilities, 40 of which are located in the Americas Region and 52 of which are located in other countries. Motorola Mobility owns three major facilities for the manufacturing and distribution of its products. These facilities are located in: Tianjin, China; Hsin Tien, Taiwan; and Jaguariuna, Brazil.

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

Item 3: Legal Proceedings

Patent Related Cases

Microsoft Corporation v. Motorola, Inc.

On October 1, 2010, Microsoft Corporation (“Microsoft”) filed complaints against Motorola, Inc. in the International Trade Commission (“ITC”) and the United States District Court for the Western District of Washington (“District Court”) alleging patent infringement based on products manufactured and sold by Motorola, Inc. The ITC matter is entitled In the Matter of Mobile Devices, Associated Software, and Components Thereof (Inv. No. 337-TA-744). On October 6, 2010 and October 12, 2010, Microsoft amended the District Court and ITC complaints, respectively, to add Motorola Mobility, Inc. as a defendant. The complaints, as amended, allege infringement of claims in nine patents based on Motorola, Inc.’s and Motorola Mobility, Inc.’s manufacture and sale of Android-based mobile phones. The ITC complaint seeks exclusion and cease and desist orders. If granted, the Company may be prohibited from importing into the U.S. products that infringe one or more of Microsoft’s patents. The District Court complaint seeks unspecified monetary damages and injunctive relief.

On November 5, 2010, the ITC instituted the investigation. Microsoft subsequently dropped its patent infringement claims with respect to two patents in the ITC investigation. On December 20, 2011, the Administrative Law Judge found that the Company infringed one or more claims of one asserted Microsoft patent. The Administrative Law Judge did not find a violation for six other Microsoft patents. Microsoft and the Company have filed petitions to review the findings of the Administrative Law Judge. The ITC will issue a final determination by April 24, 2012, which may address each of the remaining patents at issue individually.

On November 9, 2010, Microsoft filed a complaint in the United States District Court for the Western District of Washington against Motorola, Inc. and Motorola Mobility, Inc. (the “Motorola Defendants”) alleging that the Motorola Defendants breached a contractual obligation to license certain patents related to 802.11 wireless networking technology and H.264 video coding technology on reasonable and non-discriminatory terms and conditions. The complaint seeks unspecified monetary damages and injunctive relief including a declaration that the Motorola Defendants have not offered royalties to Microsoft under reasonable rates with reasonable terms and conditions that are demonstrably free of any unfair discrimination. On February 23, 2011, Microsoft amended the complaint to add General Instrument Corporation (our indirect wholly owned subsidiary) as a defendant.

In November 2010, Motorola Mobility, Inc. and General Instrument Corporation (our indirect wholly owned subsidiary) filed complaints alleging patent infringement against Microsoft in the ITC and in the U.S. District Courts for the Southern District of Florida, Motorola Mobility, Inc. v. Microsoft Corporation, and the Western District of Wisconsin, Motorola Mobility, Inc. and General Instrument Corporation v. Microsoft Corporation and Motorola Mobility, Inc. and General Instrument Corporation v. Microsoft Corporation. The ITC matter is entitled In the Matter of Certain Gaming and Entertainment Consoles, Related Software, and Components Thereof (Inv. No. 337-TA-752). Among the complaints, Motorola Mobility, Inc. and General Instrument Corporation are asserting infringement of claims in seventeen patents by Microsoft’s PC and Server software, Windows mobile software and Xbox products. The ITC complaint seeks exclusion and cease and desist orders. On December 23, 2010, the ITC instituted the investigation. The District Court complaints seek monetary damages and injunctive relief. In December 2010 and February 2011, Motorola Mobility, Inc. subsequently asserted claims of four additional patents in the Western District of Wisconsin, Motorola Mobility, Inc. v. Microsoft Corporation.

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

On June 24, 2011, Motorola Mobility, Inc. filed counterclaims against Microsoft Corporation in the ITC proceeding which we subsequently removed to the Northern District of California, and instituted a new action in the Northern District of California, Motorola Mobility, Inc. v. Microsoft Corporation, alleging that Microsoft Corporation breached commitments to license certain patents. The counterclaims include breach of contract, promissory estoppel, violation of Section 2 of the Sherman Act and unfair competition. The counterclaims have been transferred to the U.S. District Court for the Western District of Washington.

In July 2011, Motorola Mobility, Inc. and General Instrument Corporation filed patent infringement complaints in Mannheim, Germany alleging that Microsoft Deutschland GmbH infringes three patents owned by Motorola Mobility, Inc. and General Instrument Corporation.

Later in 2011, Microsoft filed patent infringement complaints in Munich, Germany and Mannheim, Germany alleging that Motorola Mobility Germany GmbH infringed utility patents owned by Microsoft.

Motorola Mobility, Inc. v. Apple Inc.

On October 6, 2010, Motorola Mobility, Inc. filed a complaint alleging patent infringement against Apple Inc. with the ITC. The matter is entitled In the Matter of Certain Wireless Communication Devices, Portable Music and Data Processing Devices, Computers and Components Thereof (Inv. No. 337-TA-745). The complaint alleges that Apple Inc. directly infringes, contributorily infringes and/or induces others to infringe claims of six patents by importing and selling in the United States after importation certain wireless communication devices, portable music and data processing devices, computers, and components thereof without the authorization of Motorola Mobility, Inc. The complaint seeks the issuance of an exclusion order barring from entry into the United States certain products and a cease and desist order prohibiting Apple from importing, marketing and distributing certain products and other related activities. On November 8, 2010, the ITC instituted the investigation. Motorola Mobility subsequently dropped its patent claims with respect to two patents in the ITC investigation.

On October 6, 2010, Motorola Mobility, Inc. also filed two complaints for patent infringement against Apple Inc., Motorola Mobility, Inc. v. Apple Inc, in the United States District Court for the Northern District of Illinois (the “Illinois Complaints”). Motorola Mobility, Inc. filed another complaint for patent infringement against Apple Inc., Motorola Mobility, Inc. v. Apple Inc, in the United States District Court for the Southern District of Florida (the “Florida Complaint”). The complaints allege that Apple Inc. directly and/or indirectly infringes eighteen Motorola Mobility patents by making, using, offering for sale and selling in the United States certain products and services. On November 9, 2010, Motorola Mobility, Inc. voluntarily dismissed the Illinois Complaints, which were being asserted as counterclaims in the actions brought by Apple Inc. on October 29, 2010 in the United States District Court for the Western District of Wisconsin, as described below. On November 18, 2010, Apple counterclaimed in the Southern District of Florida, alleging infringement of six Apple patents by Motorola Mobility, Inc.’s manufacture and sale of mobile devices, set-top boxes and digital video recorders.

On October 8, 2010, Motorola Mobility, Inc. filed a complaint for declaratory relief against Apple Inc. and NeXT Software, Inc. in Motorola Mobility, Inc. v. Apple Inc. and NeXT Software, Inc., in the United States District Court for the District of Delaware. The complaint seeks a judgment declaring that Motorola Mobility, Inc. has not infringed, induced the infringement of, or contributed to the infringement of any valid, enforceable claim of twelve patents owned by Apple Inc. and NeXT Software, Inc. On December 2, 2010, Apple asserted these twelve patents against Motorola, Inc. and Motorola Mobility, Inc. in the Western District of Wisconsin, seeking to transfer the Delaware action to Wisconsin. The patent assertions of both parties were subsequently transferred to the Northern District of Illinois.

On October 29, 2010, Apple Inc. filed two complaints alleging patent infringement against Motorola, Inc. and Motorola Mobility, Inc. in Apple Inc. v. Motorola, Inc. and Motorola Mobility, Inc., in the United States District Court for the Western District of Wisconsin. The complaints allege infringement of six patents by Motorola, Inc. and Motorola Mobility, Inc. The complaints allege that Motorola, Inc. and Motorola Mobility, Inc. directly infringe, contributorily infringe and/or induce others to infringe the patents-in-suit by making, using, offering for sale and selling in the United States certain mobile devices and related software. The complaint seeks unspecified monetary damages and injunctive relief. On November 9, 2010, Motorola Mobility, Inc. filed counterclaims against Apple Inc. to their complaints alleging infringement by Apple Inc. of twelve Motorola Mobility, Inc. patents originally asserted by Motorola Mobility, Inc. in the Northern District of Illinois as above. The Western District of Wisconsin transferred the actions to the Northern District of Illinois. A trial is currently scheduled for June 11, 2012 that may involve six Apple patents and three Motorola Mobility patents.

On October 29, 2010, Apple Inc. filed a complaint alleging patent infringement against Motorola, Inc. and Motorola Mobility, Inc. with the United States International Trade Commission. The matter is entitled In the Matter of Certain Mobile Devices and Related Software (Inv. No. 337-TA-750). The complaint alleges infringement of three patents by Motorola, Inc. and Motorola Mobility, Inc. The complaint alleges that Motorola, Inc. and Motorola Mobility, Inc. directly infringe, contributorily infringe and/or induce others to infringe the three patents by manufacturing, marketing and selling in the United States mobile devices, such as smartphones, and associated software, including operating systems, user interfaces, and other application software designed for use on, and loaded onto, such devices. The complaint seeks the issuance of an exclusion order barring from entry into the United States certain mobile devices and related software and a cease and desist order prohibiting Motorola from importing, selling, transporting, and other related activities of certain mobile devices and related software. On November 30, 2010, the ITC instituted the investigation. On January 13, 2012, the Administrative Law Judge found that no violation existed for the three asserted Apple patents. Apple has filed a petition to review the findings of the Administrative Law Judge. The ITC will issue a final determination by May 14, 2012, which may address each of the remaining patents at issue individually.

On March 11, 2011, Apple filed counterclaims against Motorola Mobility, Inc. in the ITC proceeding which were subsequently removed to the United States District Court for the Western District of Wisconsin, and instituted a new action in the Western District of Wisconsin, Apple Inc. v. Motorola Mobility, Inc. , alleging that Motorola Mobility, Inc. breached commitments to various standards setting organizations. The counterclaims include equitable estoppel, waiver, breach of contract, violation of Section 2 of the Sherman Act, unfair competition and interference with contract. Apple seeks declaratory judgments that Motorola Mobility, Inc.’s license offers involving standards essential patents have not been on reasonable and non-discriminatory terms and conditions, that Motorola Mobility, Inc. is not entitled to injunctive relief and that Motorola Mobility, Inc. has committed patent misuse.

In March and April 2011, Motorola Mobility, Inc. filed patent infringement complaints in Mannheim, Germany alleging that Apple Retail Germany GmbH, Apple Sales International, and Apple Inc. infringe three patents owned by Motorola Mobility, Inc., two of which are standards-essential patents. In December 2011 and February 2012, the court in Mannheim, Germany found that Apple products infringe two of the three Motorola Mobility patents—one standards-essential and one non-essential—and granted injunctions.

From May to December 2011, Apple Inc. filed patent infringement complaints in Munich, Düsseldorf and Mannheim, Germany alleging that Motorola Mobility, Inc. and Motorola Mobility Germany GmbH infringe utility patents and design patents owned by Apple Inc. The design patents are being asserted against Motorola Mobility’s tablet products. On February 16, 2012, the court in Munich found that an unlock feature on certain MMI smartphones infringed one of the Apple Inc. utility patents and granted an injunction.

On February 10, 2012, Apple Inc. and Apple Sales International commenced litigation against Motorola Mobility, Inc. in the U.S. District Court for the Southern District of California in Apple Inc. and Apple Sales International v. Motorola Mobility, Inc., Case No. 12CV0355 JLS BLM. The complaint requests declaratory and injunctive relief based on an alleged breach of contract. Apple alleges that it is a third party beneficiary under a Patent Licensing Agreement between Motorola Mobility, Inc. and Qualcomm, Inc. The complaint alleges that Motorola Mobility’s rights under two patents it is asserting against Apple in Germany are exhausted under the Patent Licensing Agreement and asks the court to enjoin Motorola Mobility from prosecuting and enforcing its claims against Apple in Germany.

On February 17, 2012, the Company received a letter from the European Commission, Competition Directorate-General, (the “Commission”) notifying it that the Commission has received a complaint against

Motorola Mobility, Inc. (“MMI”) by Apple, Inc. (“Apple”) regarding the enforcement of MMI’s standards-essential patents against Apple allegedly in breach of MMI’s FRAND commitments. Apple’s complaint seeks the Commission’s intervention with respect to standards-essential patents.

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

As previously disclosed, we are currently engaged in significant patent litigation with Microsoft and Apple in many different forums within and outside the U.S., including in the ITC. We expect final determinations in the Microsoft ITC 744 proceeding in April 2012 and in the Apple ITC 750 proceeding in May 2012, each with a sixty-day presidential review period subject to any applicable bonding requirements. An ultimate loss for the Company or its suppliers in an ITC action could result in a prohibition on importing infringing products or products incorporating infringing components into the U.S. In light of the U.S. being a very important market and our substantial manufacturing operations overseas, a prohibition on importation could have a negative impact on the Company, including the inability to import many important products into the U.S. The impact also could necessitate workarounds to shift to non-infringing products or limit certain features of our products. Such patent litigation could also result in increased costs for the Company associated with damages, development of non-infringing products, licenses to the subject intellectual property or, when applicable, difficulties seeking indemnification from suppliers. It may also result in our competitors obtaining additional freedom of action. Intellectual property risks are further discussed in “Part I. Item 1A. Risk Factors”.

TiVo Matters

In August 2009, TiVo, Inc. (“TiVo”) commenced litigation against two customers of our Home business in TiVo, Inc. v. Verizon Comms., Inc. et. al. and TiVo, Inc. v. AT&T Inc. in the U.S. District Court for the Eastern District of Texas alleging patent infringement related to certain digital video recording (“DVR”) equipment sold by Motorola Mobility to these customers. The complaints seek damages and injunctions against our customers related to our DVR equipment. Verizon and AT&T have made indemnification demands to us based on the lawsuits. On November 10, 2011, the TiVo v. Verizon matter was stayed.

On February 25, 2011, Motorola Mobility, Inc. and General Instrument Corporation (our indirect wholly owned subsidiary) filed a patent infringement complaint against TiVo in the U.S. District Court for the Eastern District of Texas, Motorola Mobility, Inc. and General Instrument Corporation v. TiVo, Inc. The complaint alleges infringement of three patents by TiVo DVR products, and requests a declaration that two patents of TiVo are invalid and not infringed by certain DVR products of Motorola Mobility, Inc. and General Instrument Corporation. Our complaint asserts that an actual controversy exists between TiVo and Motorola Mobility, Inc./General Instrument Corporation based on TiVo’s accusations of infringement related to our Home business’ DVR products in the TiVo-Verizon lawsuit, Verizon’s indemnification demand to Motorola Mobility, Inc./General Instrument Corporation, and subsequent discovery in the TiVo-Verizon lawsuit directed at our Home business’ DVR products. On July 6, 2011, defendant’s motion to stay Motorola Mobility, Inc. and General Instrument Corporation v. TiVo, Inc. for a six month period was granted, expiring on January 4, 2012. On January 4, 2012, the TiVo v. AT&T matter was settled and on January 6, 2012 it was dismissed by the court.

Rambus Inc. v. Motorola Mobility, Inc., et al.

On December 1, 2010, Rambus Inc. (“Rambus”) commenced an Investigation for patent infringement against several companies including Motorola, Inc. in Certain Semiconductor Chips and Products Containing Same (Inv. No. 337-TA-753) in the U.S. International Trade Commission. The complaint alleges that Motorola, Inc. designs, imports, and sells wireless gateways, wireless routers, DSL modems, set-top boxes, and digital video recorders incorporating at least Broadcom and LSI products that infringe claims of five Rambus patents. The ITC complaint seeks exclusion and cease and desist orders. On December 29, 2010, the ITC instituted the investigation. On February 15, 2011, Motorola Mobility, Inc. was substituted for Motorola, Inc.

On January 17, 2012, the International Trade Commission, terminated the Investigation as to Broadcom in view of the Settlement Agreement and Patent License Agreement executed between Broadcom and Rambus (the “Agreements”). The Agreements also resolve the dispute between Rambus and Broadcom as to products of customer respondents, like Motorola Mobility, to the extent claims are based on Broadcom products incorporated into such customer respondent products. Nvidia, another supplier respondent, settled with Rambus in February

2012 and entered into a license agreement. On February 13, 2012, Nvidia filed a motion to terminate the investigation as to itself and its customers to the extent claims are based on Nvidia products incorporated into customer respondent products.

Digitude Innovations LLC v. Motorola Mobility Holdings, Inc.

On December 2, 2011, Digitude Innovations LLC (“Digitude”) commenced an Investigation for patent infringement against Motorola Mobility Holdings, Inc. in Certain Portable Communication Devices (Inv. No. 337-TA-827) in the U.S. International Trade Commission, and an action for patent infringement in the U.S. District Court for the District of Delaware. On February 10, 2012, Motorola Mobility, Inc. was substituted for Motorola Mobility Holdings, Inc. in the District of Delaware. On February 10, 2012, the Delaware court stayed the district court action pending the ITC investigation. The complaints in both Delaware and the ITC allege infringement of the same four patents. Digitude alleges that Motorola Mobility manufactures, markets, sells and/or imports infringing mobile electronic devices incorporating technology that infringe the patents at issue. The ITC complaint seeks exclusion and cease and desist orders.

Graphics Properties Holdings, Inc. v. Motorola Mobility Holdings, Inc.

On January 30, 2012, Graphics Properties Holdings, Inc. (“GPH”) filed an Amended International Trade Commission Complaint for patent infringement, adding Motorola Mobility, Inc, and Motorola Mobility Holdings, Inc, to the investigation it commenced in the U.S. International Trade Commission captioned In Re Certain Consumer Electronics and Display Devices and Products Containing Same and an action for patent infringement in the U.S. District Court for the District of Delaware in Graphics Properties Holdings, Inc. v. Motorola Mobility Holdings, Inc. At the request of GPH, the ITC has delayed a vote on whether or not to institute an investigation. Four patents are asserted against components in Motorola Mobility’s products. The Amended Complaint seeks a limited exclusion and cease and desist orders.

Immersion Corp. v. Motorola Mobility, Inc. and Motorola Mobility Holdings, Inc.

On February 7, 2012, Immersion Corp. (“Immersion”) commenced an investigation for patent infringement against Motorola Mobility, Inc. and Motorola Mobility Holdings, Inc. (collectively, “Motorola”) in the U.S. International Trade Commission captioned Certain Mobile Electronic Devices Incorporating Haptics and an action for patent infringement in the U.S. District Court for the District of Delaware in Immersion Corp. v. Motorola Mobility Holdings, Inc. The complaints allege infringement of the same six patents related to haptic, a tactile technology. Immersion alleges that Motorola Mobility manufactures, markets, sells and/or imports infringing mobile electronic devices incorporating haptics that infringe the patents at issue. The ITC complaint seeks exclusion and cease and desist orders.

Peregrine Semiconductor Corp. v. RF Micro Devices, Inc. and Motorola Mobility, Inc.

On February 14, 2012, Peregrine Semiconductor Corporation (“Peregrine”) commenced an investigation for patent infringement against RF Micro Devices, Inc. and Motorola Mobility, Inc. in the U.S. International Trade Commission captioned In the Matter of Certain Radio Frequency Integrated Circuits and Devices Containing Same and an action for patent infringement in the U.S. District Court Central District of California, Western Division in Peregrine Semiconductor Corp. v. RF Micro Devices, Inc. et al. The complaints allege infringement of the same five patents related generally to silicon-on-insulator (SOI) technology for radio frequency integrated circuits and switching technology. Peregrine alleges that Motorola Mobility makes, has made, imports, uses, offers for sale and/or sells products that allegedly infringe one or more claims of the asserted patents. The ITC complaint seeks exclusion and cease and desist orders.

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

On August 31, 2011, plaintiffs filed amended complaints, dropping claims related to District of Columbia’s Consumer Protection Procedures Act and retained other claims. Plaintiffs’ amended complaint seeks the same damages as the initial complaint discussed above.

The Marks Case

On May 5, 2010, Alan and Ellen Marks filed suit in the Superior Court of the District of Columbia, Alan Marks, et. al v. Motorola, Inc., et. al., alleging that use of a cellular phone caused Alan Marks’ malignant brain tumor (“Marks Case”). The complaint is based on the same legal theories and factual allegations as the Murray cases and seeks compensatory damages of $25 million, consequential damages in excess of $25 million and punitive and/or exemplary damages of $100 million. On August 31, 2011, plaintiffs filed an amended complaint based on the August 31, 2011 Murray complaint.

The Kidd Case

On October 22, 2010, Shawn and Alisha Kidd filed suit in the Superior Court of the District of Columbia, Shawn Kidd, et. al. v. Motorola, Inc., et. al., alleging that use of a cellular phone caused Shawn Kidd’s malignant brain tumor (“Kidd Case”). The complaint is based on the same legal theories and factual allegations as the Murray cases and seeks compensatory damages of $25 million, consequential damages in excess of $25 million and punitive and/or exemplary damages of $100 million. On August 31, 2011, plaintiffs filed an amended complaint based on the August 31, 2011 Murray complaint.

The Prischman Case

On March 21, 2011, the Estate of Paul Prischman filed suit in the Superior Court of the District of Columbia, Prischman et. al. v. Motorola, Inc., et. al., alleging that use of a cellular phone caused Paul Prischman’s malignant brain tumor. (“Prischman Case.”). The complaint seeks compensatory damages of $25 million, consequential damages in excess of $25 million and punitive and/or exemplary damages of $100 million. On August 31, 2011, plaintiffs filed an amended complaint based on the August 31, 2011 Murray complaint.

The Bocook Case

On March 31, 2011, Bret Bocook and his wife filed suit in the Superior Court of the District of Columbia, Bocook et. al. v. Motorola, Inc., et. al., alleging that use of a cellular phone caused Bret Bocook’s malignant brain tumor. (“Bocook Case.”). The Bocook plaintiffs assert the same causes of action and demand the same relief as the Murray plaintiffs and also assert claims under the California Consumer Legal Remedies Act and the North Carolina Unfair and Deceptive Trade Practices Act. The case was transferred to the same judge handling the Murray cases. On September 14, 2011, plaintiffs filed an amended complaint.

The Solomon case

On October 27, 2011, Andrew and Monique Solomon filed suit in the Superior Court of the District of Columbia, Solomon v. Motorola, et al, Case No. 11CA8472B, alleging that use of a cellular phone caused his malignant brain tumor (“Solomon Case”). The complaint is based on the same legal theories and factual allegations as the Murray cases and seeks compensatory damages in excess of $50 million, consequential damages in excess of $50 million and unspecified punitive and/or exemplary damages. The Solomon case has no claims for consumer protection act violations. On December 19, 2011, the Solomon case was transferred to the same judge handling the Murray cases.

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

Yigdal Goldstein v. Partner Communications Company Limited v. Motorola Mobility Israel (2010) Ltd.

In May 2010, Yigdal Goldstein filed suit before the Central District Court in Petach Tikva in Israel against Partner Communications Company Limited, a cellular phone distributor, asserting that his use of Samsung and Motorola cellular phones caused his cancer, lymphoma. Partner filed a third party notice, the equivalent of a third party complaint, against Motorola Mobility Israel (2010) Ltd. (“Motorola Israel”), a subsidiary of Motorola Mobility, Inc., claiming that Motorola Israel was the proper defendant because it manufactured the cellular phone. Partner subsequently served Motorola Israel with the complaint and Motorola Israel answered on December 1, 2011. Plaintiff seeks damages in excess of the jurisdictional minimum of $650,000.

Tax Proceedings in Brazil

Brazilian tax authorities have proposed assessments against the Company’s Brazilian subsidiary relating to various technology transfer taxes, duties, value added taxes, certain other taxes and labor related matters related to the subsidiary’s operations for calendar years 1997 through 2010. As of December 31, 2011, these assessments collectively represent reasonably possible loss contingencies under the applicable accounting standards of up to approximately $418 million, based on the exchange rate in effect at December 31, 2011, including interest and penalties. However, the Company is vigorously disputing these matters, believes it has valid defenses that are supported by the law, and believes that this amount is not a meaningful indicator of liability. These matters are progressing through the multiple levels of administrative and judicial review available in Brazil. Although we are vigorously disputing these matters, in the event of a loss of these matters at the intermediate administrative level, in order to continue to dispute the matters in Brazil’s judicial system, the Company may be required to deposit additional cash, bank or insurance bonds or pledge assets while the underlying matter is pending judicial review to cover an amount equal to the full value of the alleged tax assessment plus penalties and interest, which may negatively impact the Company’s cash liquidity, potentially significantly in some cases. Due to the complexities and uncertainty surrounding the administrative and judicial process in Brazil and the nature of the claims asserted, we do not expect a final resolution of these matters for several years.

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

The consolidated complaint was brought by a putative class of the Company’s shareholders and alleges that in approving the transaction, the directors of the Company breached the fiduciary duties they owe to members of the putative class. The complaint further alleges that the Company itself aided and abetted the alleged breaches of fiduciary duty. Google Inc. is also a named defendant and plaintiffs allege that Google aided and abetted the alleged breaches of fiduciary duty. Plaintiffs seek, among other things, injunctive relief barring the named defendants from consummating the proposed transaction, as well as attorneys’ fees and costs.

On November 8, 2011, the parties executed a Memorandum of Understanding (“MOU”) resolving the matters raised in the preliminary injunction motion relating to alleged insufficiency of certain merger-related disclosures. In connection with the MOU, Motorola Mobility provided supplemental information on Form 8-K filed with the SEC and in exchange, plaintiffs withdrew their motion for preliminary injunction. In accordance with the MOU, plaintiffs’ claims relating to the merger consideration may be pursued following consummation of the merger with Google.

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

Item 4: Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table sets forth the information as of February 1, 2012 for our executive officers and their titles.

Name	Age	Position(s)

Sanjay K. Jha	48	Chairman of the Board and Chief Executive Officer
Marc E. Rothman	47	Chief Financial Officer
John R. Bucher	51	Chief Strategy Officer
Scott A. Crum	55	Chief People Officer
Daniel M. Moloney	52	President
D. Scott Offer	47	General Counsel
William C. Ogle	44	Chief Marketing Officer
Geoffrey S. Roman	59	Chief Technology Officer

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

JOHN R. BUCHER, Principal Occupation: Senior Vice President, Chief Strategy Officer, Motorola Mobility Holdings, Inc. and Motorola Mobility, Inc.

Mr. Bucher has served as Senior Vice President, Chief Strategy Officer since January 2012 and Corporate Vice President, Chief Strategy Officer, Motorola Mobility Holdings, Inc. since December 2010. Mr. Bucher served as Corporate Vice President, Chief Strategy Officer, Motorola Mobility, Inc. since August 2010. Mr. Bucher served at

Motorola, Inc. from June 2010 to January 2011 as Corporate Vice President, Strategy, Mobile Devices and Home business. From May 2007 to June 2010, Mr. Bucher served as Financial Analyst, PRIMECAP Management Company and from June 2000 to May 2007 he served as a sell-side equity research analyst for BMO Capital Markets where he was also designated a Managing Director.

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

D. SCOTT OFFER, Principal Occupation: Senior Vice President and General Counsel, Motorola Mobility Holdings, Inc. and Motorola Mobility, Inc.

Mr. Offer has served as Senior Vice President and General Counsel, Motorola Mobility Holdings, Inc. since August 2010 and Senior Vice President and General Counsel, Motorola Mobility, Inc. since July 2010. Mr. Offer served at Motorola, Inc. from February 2010 to January 2011 as Senior Vice President, Law, Mobile Devices and Home business. From April 2006 to February 2010, Mr. Offer served at Motorola, Inc. as Corporate Vice President, Law, Mobile Devices business.

WILLIAM C. OGLE, Principal Occupation: Senior Vice President, Chief Marketing Officer, Motorola Mobility Holdings, Inc. and Motorola Mobility, Inc.

Mr. Ogle, has served as Senior Vice President, Chief Marketing Officer, Motorola Mobility Holdings, Inc. since December 2010 and Senior Vice President, Chief Marketing Officer, Motorola Mobility, Inc. since July 2010. Mr. Ogle served at Motorola, Inc. from July 2009 to January 2011 as Senior Vice President, Chief Marketing Officer, Mobile Devices. From October 2007 to June 2009, Mr. Ogle served as Chief Marketing Officer, Samsung Telecommunications America, Inc. Prior to that position, Mr. Ogle served as Chief Marketing Officer, Pizza Hut, Inc. from January 2006 to September 2007.

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

The above executive officers will serve as executive officers of Motorola Mobility until the 2012 regular meeting of the Board of Directors or until their respective successors shall have been elected. There is no family relationship between any of the executive officers listed above.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Motorola Mobility’s common stock is listed on the New York Stock Exchange. The number of registered stockholders of record of Motorola Mobility common stock on January 31, 2012 was 46,171.

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference to the information under the caption “Equity Compensation Plan Information” of Motorola Mobility’s Proxy Statement for the 2012 Annual Meeting of Stockholders. The remainder of the response to this Item incorporates by reference Note 16, “Quarterly and Other Financial Data (unaudited)” of the Notes to Consolidated Financial Statements appearing under “Item 8: Financial Statements and Supplementary Data”.

PERFORMANCE GRAPH

The following graph compares the cumulative total returns of Motorola Mobility Holdings, Inc., the S&P 500 Index and the S&P Global Technology Sector Index. This graph covers the period from December 17, 2010 (the first day our common stock began “when-issued” trading on the NYSE) through December 31, 2011. Our common stock began “regular-way” trading in connection with the separation on January 4, 2011.

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

Item 6: Selected Financial Data

Motorola Mobility Holdings, Inc. and Subsidiaries

Five-Year Financial Summary

	Years Ended December 31,
(In millions)	2011	2010	2009	2008	2007
Consolidated Operating Data:
Net revenues	$13,064	$11,460	$11,050	$17,099	$23,373
Gross margin	3,317	2,965	2,153	2,819	4,483
Operating earnings (loss)	(142)	76	(1,211)	(2,040)	(1,131)
Net loss	(249)	(79)	(1,335)	(2,972)	(648)
Net loss attributable to Motorola Mobility Holdings, Inc.	(249)	(86)	(1,342)	(2,969)	(656)
Consolidated Balance Sheet Data:
Total assets	$9,730	$6,204	$5,858	$7,167	$11,096
Other liabilities	568	603	627	621	1,179
Other Data:
Intangible assets amortization expense	$59	$55	$57	$64	$88
Share-based compensation expense	156	163	166	147	157
Capital expenditures	200	143	67	151	195
Research and development expenditures	1,526	1,479	1,591	2,358	2,550

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial position and results of operations for each of the three years in the period ended December 31, 2011. This commentary should be read in conjunction with our consolidated financial statements and the notes thereto appearing under “Item 8: Financial Statements and Supplementary Data.”

Introduction

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on Motorola Mobility’s business, recent developments, financial condition, liquidity and capital resources, cash flows and results of operations. MD&A is organized as follows:

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

•

Basis of Presentation—This section provides a discussion of the basis on which our consolidated financial statements were prepared, including our historical results of operations and adjustments thereto, primarily allocations of general corporate expenses from our Former Parent.

•	Results of Operations—This section provides an analysis of our results of operations for the three years ended December 31, 2011.

•

Liquidity and Capital Resources—This section provides a discussion of our current financial condition and an analysis of our cash flows for the three years ended December 31, 2011. This section also provides a discussion of our contractual obligations, other purchase commitments and customer credit risk that existed at December 31, 2011, as well as a discussion of the amount of financial capacity available to fund our future commitments and ongoing operating activities. We do not have any off-balance sheet arrangements, as defined by the SEC.

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

Historically, Motorola Mobility has used the corporate functions of our Former Parent for a variety of services including treasury, accounting, tax, legal, internal audit, human resources, public and investor relations, general management, real estate, shared information technology systems, procurement, corporate governance activities and centrally managed employee benefit arrangements, which include the costs of salaries, benefits and other related costs. Motorola Mobility was allocated $962 million in 2010 and $1.0 billion in 2009, of costs incurred by our Former Parent for these functions. Management believes the assumptions and methodologies underlying the allocation of these expenses from our Former Parent are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been or will be incurred by Motorola Mobility operating as an independent, publicly traded company. In addition, the costs of some services previously allocated to the Company from our Former Parent will differ from those costs associated with being an independent, publicly traded company.

Merger Agreement with Google Inc.

On August 15, 2011, Motorola Mobility Holdings, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Google Inc. (“Google”) and RB98 Inc., a wholly owned subsidiary of Google (“Merger Sub”). The Merger Agreement provides for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Google. In the Merger, each outstanding share of common stock, par value $0.01 per share, of the Company, other than any dissenting shares, shares held by Google, Merger Sub, the Company or any of their respective subsidiaries and treasury shares, will be cancelled and converted into the right to receive $40 in cash, without interest.

The closing of the Merger is subject to customary closing conditions, including adoption of the Merger Agreement by the Company’s stockholders and regulatory approvals. On November 17, 2011, Motorola Mobility stockholders approved the proposed merger with Google at the Company’s Special Meeting of Stockholders. Antitrust clearances have been received in the U.S., European Commission, Canada, Israel, Russia and Turkey. Under the merger agreement, antitrust clearances, or waiting period expirations, are also required in China and Taiwan. Requisite filings have been submitted to the appropriate regulatory body in each of these jurisdictions. In December 2011, the Chinese Ministry of Commerce proceeded to phase two of its investigation and the investigation is pending. Clearance in Taiwan also is pending. The Company currently expects the transaction to close in early 2012 once all conditions have been satisfied and reminds stockholders that it is possible that the failure to timely meet such conditions or other factors outside of the Company’s control could delay or prevent completion of the transaction altogether.

Pursuant to the Merger Agreement, stock options and restricted stock units (“RSUs”) granted by the Company as a substitute for Motorola, Inc. stock options, and RSUs granted prior to 2011, will fully vest upon the closing of the transaction and be paid out at $40 for each RSU, and $40 minus the exercise price for each stock option, in each case less applicable tax withholdings. Vested stock options and vested RSUs granted under Motorola Mobility’s 2011 Incentive Compensation Plan will be paid out at $40 for each RSU, and $40 minus the exercise price for each stock option, in each case less applicable tax withholdings. Unvested stock options and unvested restricted stock (“RS”) and RSUs granted under Motorola Mobility’s 2011 Incentive Compensation Plan in 2011 and 2012 will be converted to an award of equivalent value in Google stock options, RS and RSUs, respectively. The Merger Agreement and related materials can be found in the Company’s SEC filings at www.sec.gov.

Executive Overview

The Company

Motorola Mobility Holdings, Inc. is a provider of innovative technologies, products and services that enable a range of mobile and wireline digital communication, information and entertainment experiences. The Company’s integrated products and platforms deliver rich multimedia content, such as video, voice, messaging and Internet-based applications and services to multiple screens, such as mobile devices, televisions and personal computers. Our product portfolio primarily includes mobile devices, wireless accessories, set-top boxes and video distribution systems, and broadband access infrastructure products and associated CPE. We are focused on developing differentiated, innovative products to meet the expanding needs of consumers to communicate, to collaborate and to discover, consume, create and share content at a time and place of their choosing on multiple devices.

We operate our business in two segments. The Mobile Devices segment is focused on mobile wireless devices and related products and services. This segment’s net revenues were $9.6 billion in 2011, representing 73% of Motorola Mobility’s consolidated net revenues. The Home segment is focused on technologies to provide video entertainment services to consumers by enabling subscribers to access a variety of interactive digital television services. This segment’s net revenues were $3.5 billion in 2011, representing 27% of Motorola Mobility’s consolidated net revenues.

Motorola Mobility’s Financial Results for the Year Ended December 31, 2011

•

Net Revenues:    Our net revenues were $13.1 billion in 2011, up 14% compared to net revenues of $11.5 billion in 2010. Net revenues increased 22% in the Mobile Devices segment and decreased 3% in the Home segment.

•

Operating Earnings:    We had an operating loss of $142 million in 2011, compared to operating earnings of $76 million in 2010. The operating loss in 2011 compared to the operating earnings in 2010 was primarily driven by an increase in selling, general and administrative (“SG&A”) expenses and research and development (“R&D”) expenditures, and the absence in 2011 of a large favorable legal settlement, partially offset by an increase in gross margin.

•	Net Loss: We had a net loss of $249 million in 2011, compared to a net loss of $86 million in 2010.

•

2011 Annual Handset Shipments of 41.4 Million Units:    We shipped 41.4 million handsets in 2011, an 11% increase compared to shipments of 37.3 million handsets in 2010. We shipped 18.7 million smartphones in 2011, a 36% increase compared to 13.7 million smartphones shipped in 2010.

•	Operating Cash Flows: We generated $357 million of net cash from operating activities in 2011, compared to $606 million of net cash generated from operating activities in 2010.

Financial Results for our Two Business Segments for the Year Ended December 31, 2011

•

In Our Mobile Devices Business:    Net revenues were $9.6 billion in 2011, an increase of 22% compared to net revenues of $7.8 billion in 2010. On a geographic basis, net revenues increased in Asia, the Europe, Middle East and Africa region (“EMEA”) and Latin America, partially offset by decreased net revenues in North America. The 22% increase in net revenues was primarily driven by an 11% increase in unit shipments and a 4% increase in average selling price (“ASP”). We shipped 41.4 million handsets in 2011, an 11% increase compared to shipments of 37.3 million units in 2010. We shipped 18.7 million smartphones in 2011 compared to 13.7 million in 2010.

The segment incurred an operating loss of $285 million in 2011 compared to an operating loss of $76 million in 2010. The increase in the operating loss was primarily due to the absence in 2011 of a comparable $283 million gain related to legal settlements in 2010 and an increase in SG&A expenses to support the growth in smartphone volumes, partially offset by higher gross margin attributable to the 22% increase in net revenues, driven by the increased volume of smartphones.

•

In Our Home Business:    Net revenues were $3.5 billion in 2011, a decrease of 3% compared to net revenues of $3.6 billion in 2010. On a geographic basis, net revenues decreased in North America, Asia and EMEA and increased in Latin America. The 3% decrease in net revenues in the Home segment is primarily attributable to a 3% decrease in net revenues of set-top boxes, reflecting a lower ASP, partially offset by a 6% increase in shipments of set-top boxes. In addition, there were lower net revenues of video and access infrastructure equipment.

The segment had operating earnings of $226 million in 2011, compared to operating earnings of $152 million in 2010. The increase in operating earnings was primarily due to (i) an increase in gross margin, driven by operational efficiencies, product cost recoveries as well as a favorable product mix shift, and (ii) a decrease in SG&A expenses, partially offset by an increase in R&D expenditures.

Major Challenges and Accomplishments in 2011

•

In the Mobile Devices business, the overall industry grew in 2011. Growth was driven primarily by increasing global demand for smartphones and media tablets. Competition in both smartphones and media tablets remains intense reflecting an increasing number of products available in the market from an increasing number of manufacturers. During the year, Apple and Samsung each significantly strengthened their competitive position in the industry. Apple’s position was partially as a result of differentiated user experiences, expanded distribution and extensive marketing of their products. Samsung’s position was partially as a result of vertical supply chain integration, global distribution capabilities and increased marketing of their products. In 2011, we focused on enhancing our smartphone portfolio and entering the media tablet segment of the market. During the year, we launched 20 new smartphones and four media tablets in markets around the world. Several mobile devices, including the Motorola RAZR, and our media tablets were developed for 4G LTE networks. We introduced enhanced enterprise-ready capabilities and cloud-based services, such as MOTOCAST. We also introduced our Webtop application and related smart accessories to combine mobility with enhanced user experiences. During the year, we shipped over 42.4 million mobile devices, including 18.7 million smartphones compared to over 37 million mobile devices, including 13.7 million smartphones, in 2010. Revenues in Mobile Devices grew 22% in 2011 compared to 2010. Growth was driven largely by high performance smartphones and media tablets which also contributed to a higher overall average selling price. Geographically, revenue grew in all major international market regions, but was particularly strong in the priority markets of China and Latin America. In North America, we launched our first smartphones with two major U.S. carriers, however revenues in the region declined due to increasing competition, particularly from Apple and Samsung. The business’ operating loss increased in 2011 due primarily to non-recurring income in 2010 related to a legal settlement and a 9% increase in operating expenses driven by sales and marketing costs associated with growing our business offset partially by the higher gross margin related to the increase in revenues.

•

In the Home business, overall demand continued to be impacted by macro economic conditions and an increasingly competitive marketplace. While we continued our market leadership and shipments of set-top boxes increased compared to 2010, average selling prices declined as a result of continued competitive pricing pressures as well as an unfavorable product mix shift, resulting in lower set-top box revenues. Infrastructure revenues also declined. During the year, we continued to prioritize our investments and enhance our product portfolio with the introduction of more advanced set-top boxes and our first video gateway platform. In addition, we launched a broadband video device enabling consumers to watch live TV on connected IP devices in the home, expanded our Medios services platform and launched our managed services solution for home monitoring and control. From a financial perspective, while Home revenues declined in 2011 compared to 2010, we improved our operating margin by focusing on priority markets, introducing innovative new products and reducing costs while continuing to invest in future market opportunities.

Looking Forward

In August 2011, Motorola Mobility and Google Inc. entered into the Merger Agreement pursuant to which Google will acquire the Company. The Merger is subject to various closing conditions, including antitrust clearances in various jurisdictions and other conditions described in the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on October 14, 2011. We currently expect the Merger to be completed in early 2012 following antitrust regulatory approvals from China and Taiwan. It is possible that the failure to timely meet the closing conditions or other factors outside of our control could require us to complete the Merger at a later time or prevent us from completing the Merger altogether.

We expect continued growth, as well as convergence, of industries like wireless, media, computing and the Internet. This is expected to create continued consumer demand for new mobile devices, applications and services. We believe we are well positioned to deliver innovative experiences, both in the home and on the go, and across multiple types of devices, to address these opportunities.

In our Mobile Devices business, we expect continued annual growth in total industry demand over the next several years, particularly in the smartphone and media tablet segments of the market. We expect the overall global mobile device market to remain intensely competitive, particularly in smartphones and media tablets. The largest competitors in the industry, particularly Apple, are expected to continue to be very successful in the marketplace. We also expect certain competitors to significantly expand their product portfolios in 2012 in the markets in which we compete, including Nokia and several China-based manufacturers. Our strategy is focused on developing and marketing a competitive mobile device portfolio and strengthening our position in priority markets. Our product portfolio priorities include the following: (i) providing a portfolio of mobile devices at multiple price points and distributed through carriers, distributors and retailers globally, (ii) software applications, services and accessories for consumers, including cloud based, interactive experiences and a portfolio of accessories that enhance user experiences, and (iii) enterprise-ready devices that address specific requirements for business use. The balance of our portfolio, including feature phones, iDEN devices, and voice-centric devices will be limited given the declining opportunity for profitable growth in these segments of the handset industry. Mobile Devices’ market priorities continue to be primarily North America, China and Latin America, followed by Western Europe and other strategic markets. With the growth in industry demand for mobile devices, and by providing compelling consumer experiences and leveraging our brand, we expect to continue to improve the financial performance in our Mobile Devices business.

In our Home business, industry demand in 2012 is expected to be comparable to 2011 despite the competitive pricing pressures that continue to impact our industry. We will leverage our market leadership position and intellectual property to enhance our device portfolio, including interactive high definition and DVR set-top boxes and voice and data gateways. We are focusing our development efforts on innovation that enables our customers to provide converged media experiences through next generation whole-home IP video gateways and multi-screen service enablement. Increasing adoption of IP connected devices, such as smartphones, tablets, PCs and TVs, is enabling new services and increasing broadband demand. These trends are leading service providers to invest in IP networks driving the need for video and broadband infrastructure equipment to optimize their network, increase bandwidth and provide new services. We are focused on balancing our investment in growth market segments, management of our cost structure in the mature market segments and the profitability of the business.

The Company has an industry leading patent portfolio encompassing many wireless, video, and other innovative technologies. We are involved in significant patent litigation with industry competitors and other relevant patent holders. Several of these matters could be resolved during the first half of 2012. The outcome of these disputes could have a significant impact on our business and such matters are discussed in the “Part I. Item 3. Legal Proceedings” section of this Form 10-K.

We conduct our business in highly competitive markets, facing both new and established competitors. The markets for many of our products are characterized by rapidly changing technologies, frequent new product introductions, changing consumer trends, short product life cycles, consumer loyalty and evolving industry standards. Market disruptions caused by new technologies, the entry of new competitors, consolidations among our customers and competitors, changes in regulatory requirements, changes in economic conditions, supply interruptions or other factors, can introduce volatility into our businesses. Meeting all of these challenges requires consistent operational planning and execution and investment in technology, resulting in innovative products that meet the needs of our customers around the world. As we execute on meeting these objectives, we remain focused on taking the necessary action to design and deliver differentiated and innovative products, services and experiences that simplify, connect, and enrich people’s lives.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all controlled subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for all periods presented.

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Prior to Separation, the historical financial statements were derived from the consolidated financial statements and accounting records of the Former Parent principally representing the Mobile Devices and Home business segments, using the historical results of operations and historical basis of assets and liabilities of the Company’s businesses. The historical financial statements also include allocations of certain Former Parent general corporate expenses. Management believes the assumptions and methodologies underlying the allocation of general corporate expenses to the historical results of operations were reasonable. However, such expenses may not be indicative of the actual level of expenses that would have been incurred by the Company if it had operated as an independent, publicly traded company or of the costs expected to be incurred in the future. As such, the results of operations prior to Separation, included herein, may not necessarily reflect the Company’s results of operations, financial position or cash flows in the future or what its results of operations, financial position or cash flows would have been had the Company been an independent, publicly traded company during the historical periods presented. Because a direct ownership relationship did not exist among all the various worldwide entities comprising the Company, the Former Parent’s net investment in the Company is presented as Owner’s net investment, rather than stockholders’ equity, in the consolidated balance sheets for periods prior to the Separation. Transactions between the Mobile Devices and Home business segments and other Former Parent businesses have been identified in the historical financial statements as transactions between related parties for periods prior to the Separation.

Results of Operations

Years Ended December 31, 2011, 2010 and 2009

Consolidated Business Results

	Years Ended December 31
(Dollars in millions)	2011	% of Revenue	2010	% of Revenue	2009	% of Revenues
Net revenues	$13,064		$11,460		$11,050
Costs of sales	9,747	74.6%	8,495	74.1%	8,897	80.5%

Gross margin	3,317	25.4%	2,965	25.9%	2,153	19.5%

Selling, general and administrative expenses	1,745	13.4%	1,592	13.9%	1,486	13.4%
Research and development expenditures	1,526	11.7%	1,479	12.9%	1,591	14.4%
Other charges (income)	188	1.4%	(182)	(1.6)%	287	2.6%

Operating earnings (loss)	(142)	(1.1)%	76	0.7%	(1,211)	(10.9)%

Other income (expense):
Interest income (expense), net	10	0.1%	(52)	(0.5)%	(41)	(0.4)%
Gains (losses) on sales of investments and business, net	17	0.2%	—	0.0%	(34)	(0.3)%
Other, net	(33)	(0.3)%	(28)	(0.2)%	(49)	(0.5)%

Total other income (expense)	(6)	—%	(80)	(0.7)%	(124)	(1.2)%

Loss before income taxes	(148)	(1.1)%	(4)	(0.0)%	(1,335)	(12.1)%
Income tax expense	101	0.8%	75	0.7%	—	0.0%

Net loss	(249)	(1.9)%	(79)	(0.7)%	(1,335)	(12.1)%
Less: Earnings attributable to non-controlling interests	—	—%	7	0.1%	7	0.0%

Net loss attributable to Motorola Mobility Holdings, Inc.	$(249)	(1.9)%	$(86)	(0.8)%	$(1,342)	(12.1)%

Geographic market revenues measured by the locale of the end customer as a percent of total net revenues for 2011, 2010 and 2009 are as follows:

Geographic Market Revenues by Locale of End Customer

	2011	2010	2009
United States	52%	65%	64%
Latin America	20	14	16
China	12	7	6
Europe	8	7	5
Asia, excluding China	5	4	6
Other markets	3	3	3
	100%	100%	100%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net Revenues

Net revenues were $13.1 billion in 2011, up 14% compared to net revenues of $11.5 billion in 2010. The increase in net revenues reflects a $1.8 billion, or 22%, increase in net revenues in the Mobile Devices segment, offset by a $108 million, or 3%, decrease in net revenues in the Home segment. The 22% increase in net revenues in the Mobile Devices segment was primarily driven by an 11% increase in unit shipments and a 4% increase in ASP. The 3% decrease in net revenues in the Home segment reflects a lower ASP on set-top boxes and lower net revenues from video and access infrastructure equipment, partially offset by a 6% increase in shipments of set-top boxes.

Gross Margin

Gross margin was $3.3 billion, or 25.4% of net revenues in 2011, compared to $3.0 billion, or 25.9% of net revenues, in 2010. The increase in gross margin reflects higher gross margin in both segments. The increase in gross margin in the Mobile Devices segment was primarily driven by a 22% increase in net revenues. The increase in gross margin in the Home segment was primarily due to operational efficiencies, product cost recoveries and a favorable product mix shift. The decrease in gross margin as a percentage of net revenues in 2011 compared to 2010 reflects a decrease in gross margin percentage in the Mobile Devices segment, partially offset by an increase in gross margin percentage in the Home segment. The Company’s overall gross margin as a percentage of net revenues can be impacted by the proportion of overall net revenues generated by its various businesses.

Selling, General and Administrative Expenses

SG&A expenses increased 9.5% to $1.7 billion, or 13.4% of net revenues, in 2011, compared to $1.6 billion, or 13.9% of net revenues, in 2010. The increase in SG&A expenses reflects higher SG&A expenses in the Mobile Devices segment, partially offset by a slight decrease in the Home segment. The increase in the Mobile Devices segment was to support the growth in smartphone volumes. SG&A expenses as a percentage of net revenues decreased in both segments.

Research and Development Expenditures

R&D expenditures increased 3% to $1.5 billion, or 11.7% of net revenues, in 2011, compared to $1.5 billion, or 12.9% of net revenues, in 2010. The increase in R&D expenditures reflects higher R&D expenditures in both segments. R&D expenditures as a percentage of net revenue increased in the Home segment and decreased in the Mobile Devices segment. The Company participates in very competitive industries with constant changes in technology and, accordingly, the Company continues to believe that a strong commitment to R&D is required to drive long-term growth.

Other Charges (Income)

The Company recorded net other charges of $188 million in Other charges (income) in 2011, compared to net other income of $182 million in 2010. The net other charges in 2011 included: (i) $83 million of charges related to the proposed Merger with Google Inc., primarily consisting of compensation costs as a result of an incentive plan adjustment and legal and banking fees, (ii) $59 million of charges related to the amortization of intangible assets, (iii) $22 million of net reorganization of business charges included in Other charges (income), (iv) $20 million of charges related to a legal provision, and (v) $4 million of charges related to an intangible asset impairment. The net other income in 2010 included $283 million of gains related to legal settlements, partially offset by: (i) $55 million of charges relating to the amortization of intangible assets, and (ii) $46 million of net reorganization of business charges included in Other charges (income). The net reorganization of business charges are discussed in further detail in the section entitled “Reorganization of Businesses” included elsewhere in this document.

Interest Income (Expense), Net

Net interest income was $10 million in 2011, compared to net interest expense of $52 million in 2010. Net interest income in 2011 includes interest income of $22 million, partially offset by interest expense of $12 million. Net interest expense in 2010 includes interest expense of $84 million, partially offset by interest income of $32 million. Prior to Separation, our interest income and expense primarily represents amounts allocated from our Former Parent.

Gains on Sales of Investments

The Company had $17 million of gains on sales of investment in 2011 and no gains on sales of investments during 2010. In 2011, the net gain was primarily comprised of gains related to sales of certain of the Company’s available-for-sale securities.

Other

Net expense classified as Other, as presented in Other income (expense), was $33 million in 2011, compared to $28 million in 2010. The net expense in 2011 was primarily comprised of $33 million of foreign currency losses. The net expense in 2010 was primarily comprised of $29 million of foreign currency losses.

Income Tax Expense

The Company recorded $101 million of net tax expense in 2011, compared to $75 million of net tax expense in 2010. The Company’s effective tax rates for 2011 and 2010 were less than the U.S. statutory tax rate of 35%, primarily due to recording valuation allowances against the tax benefits on the Company’s U.S. losses. Additionally, the Company’s tax provisions include net tax expense primarily related to foreign withholding taxes incurred during the period on royalty and dividend income.

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

Net Loss

The Company incurred a loss before income taxes of $148 million in 2011, compared with a loss before income taxes of $4 million in 2010. After taxes, and excluding Earnings (loss) attributable to non-controlling interests, the Company incurred a net loss of $249 million in 2011, compared to a net loss of $86 million in 2010.

The increase in the loss before income taxes in 2011 compared to 2010 was primarily attributable to: (i) a $370 million change in Other charges (income), primarily due to the absence in 2011 of a comparable $228 million gain related to a legal settlement, and (ii) $153 million increase in SG&A expenses, partially offset by a $352 million increase in gross margin, primarily due to an increase in revenues.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Revenues

Net revenues were $11.5 billion in 2010, up 4% compared to net revenues of $11.1 billion in 2009. The increase in net revenues reflects a $673 million, or 9%, increase in net revenues in the Mobile Devices segment, offset by a $263 million, or 7%, decrease in net revenues in the Home segment. The 9% increase in net revenues in the Mobile Devices segment was primarily driven by a 61% increase in ASP, partially offset by a 32% decrease in unit shipments. The 7% decrease in net revenues in the Home segment reflects a 12% decrease in net revenues from set-top boxes, partially offset by higher net revenues from video and access infrastructure equipment.

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

Selling, General and Administrative Expenses

SG&A expenses increased 7% to $1.6 billion, or 13.9% of net revenues, in 2010, compared to $1.5 billion, or 13.4% of net revenues, in 2009. The increase in SG&A expenses reflects higher SG&A expenses in both segments. The increase in SG&A expenses in the Mobile Devices segment was primarily driven by an increase in marketing expenses. The increase in SG&A expenses in the Home segment was primarily due to a charge to settle a legal matter. SG&A expenses as a percentage of net revenues increased in the Home segment and decreased slightly in the Mobile Devices Segment.

Research and Development Expenditures

R&D expenditures decreased 7% to $1.5 billion, or 12.9% of net revenues, in 2010, compared to $1.6 billion, or 14.4% of net revenues, in 2009. The decrease in R&D expenditures reflects lower R&D expenditures in both segments, which was primarily due to savings from cost-reduction initiatives. R&D expenditures as a percentage of net revenues decreased in both segments. The Company participates in very competitive industries with constant changes in technology and, accordingly, the Company continues to believe that a strong commitment to R&D is required to drive long-term growth.

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

Segment Results

The following commentary should be read in conjunction with the financial results of each operating business segment as detailed in Note 12, “Information by Segment and Geographic Region,” to the Company’s consolidated financial statements as of and for the year ended December 31, 2011. Net revenues and operating results for the Company’s two business segments for 2011, 2010 and 2009 are presented below.

Mobile Devices Segment

The Mobile Devices segment designs, manufactures, sells and services wireless mobile devices, including smartphones, with integrated software and accessory products, and licenses intellectual property. In 2011, the segment’s net revenues represented 73% of the Company’s consolidated net revenues, compared to 68% in 2010 and 65% in 2009.

	Years Ended December 31			Percent Change
(Dollars in millions)	2011	2010	2009	2011—2010	2010—2009
Segment net revenues	$9,531	$7,819	$7,146	22%	9%
Operating loss	(285)	(76)	(1,222)	275%	(94)%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

In 2011, the segment’s net revenues were $9.6 billion, an increase of 22% compared to net revenues of $7.8 billion in 2010. The 22% increase in net revenues in the Mobile Devices segment was primarily driven by an 11% increase in unit shipments and a 4% increase in ASP. On a geographic basis, net revenues increased in Asia, EMEA and Latin America, partially offset by decreased net revenues in North America as a result of increased competition.

The segment incurred an operating loss of $285 million in 2011, compared to an operating loss of $76 million in 2010. The increase in the operating loss was primarily due to an increase in SG&A expenses to support the growth in smartphone volumes and the absence in 2011 of a comparable $283 million gain related to legal settlements in 2010, partially offset by higher gross margin driven by: (i) a favorable product mix, specifically due to increased volume of smartphones, and (ii) the 22% increase in net revenue. As a percentage of net revenues in 2011 as compared to 2010, gross margin decreased, expenses for SG&A decreased slightly and R&D expenditures decreased.

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

The Mobile Devices segment’s backlog (excluding any deferred revenue) was $289 million at December 31, 2011, compared to $678 million at December 31, 2010. This decrease in backlog reflects lower backlog in the North America region and is attributable primarily to the timing of orders received in late 2010 for new media tablets and smartphones to be launched in early 2011 and the declining level of iDEN business.

Unit shipments in 2011 were 41.4 million units, an 11% increase compared to shipments of 37.3 million units in 2010. Smartphone shipments in 2011 were 18.7 million units, compared to 13.7 million units in 2010. In addition to handsets, we also shipped 1 million media tablet units in 2011.

In 2011, ASP increased approximately 4% compared to 2010 driven by increased shipments of smartphones and the launch and shipment of media tablets in 2011. ASP is impacted by numerous factors, including product mix, market conditions and competitive product offerings, and ASP trends often vary over time.

The segment has several large customers located throughout the world. In 2011, aggregate net revenues to the segment’s five largest customers accounted for approximately 42% of the segment’s net revenues. Besides selling directly to carriers and operators, the segment also sells products through a variety of third-party distributors and retailers, which account for approximately 35% of the segment’s net revenues in 2011. The loss of any of the segment’s key customers could have a significant impact on the segment’s business.

Although the U.S. market continued to be the segment’s largest individual market, many of our customers, and 53% of the segment’s 2011 net revenues, were outside the U.S. In 2011, the largest of these international markets were China, Brazil, Mexico, and Argentina.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

In 2010, the segment’s net revenues were $7.8 billion, an increase of 9% compared to net revenues of $7.1 billion in 2009. The 9% increase in net revenues was primarily driven by a 61% increase in ASP, partially offset by a 32% decrease in unit shipments. The segment’s unit shipments reflected a decreased focus on the feature phone and voice-centric device segments of the market partially offset by higher unit shipments of smartphones. On a geographic basis, net revenues increased in North America, Asia and EMEA, partially offset by decreased net revenues in Latin America.

The segment incurred an operating loss of $76 million in 2010, compared to an operating loss of $1.2 billion in 2009. The decrease in the operating loss was primarily due to an increase in gross margin driven by: (i) a favorable product mix, specifically due to increased volume of smartphone devices, (ii) lower excess inventory and other related charges in 2010 than in 2009, and (iii) the 9% increase in net revenues. Also contributing to the decrease in the operating loss were: (i) $283 million of gains related to legal settlements, (ii) lower reorganization of business charges, and (iii) lower R&D expenditures, reflecting savings from cost-reduction initiatives, partially offset by higher SG&A expenses. As a percentage of net revenues in 2010 as compared to 2009, gross margin increased, expenses for SG&A decreased slightly and R&D expenditures decreased.

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

Home Segment

The Home segment designs, manufactures, sells, installs and services set-top boxes for digital video, IP video, satellite and terrestrial broadcast networks, end-to-end digital video and IPTV distribution systems, broadband access network infrastructure platforms, data and voice CPE and software solutions to cable TV and telecommunication service providers. In 2011, the segment’s net revenues represented 27% of the Company’s consolidated net revenues, compared to 32% in 2010 and 35% in 2009.

	Years Ended December 31			Percent Change
(Dollars in millions)	2011	2010	2009	2011—2010	2010—2009
Segment net revenues	$3,533	$3,641	$3,904	(3)%	(7)%
Operating earnings	226	152	11	49%	*

*	Percentage change is not meaningful.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

In 2011, the segment’s net revenues were $3.5 billion, a decrease of 3% compared to net revenues of $3.6 billion in 2010. The 3% decrease in net revenues in the Home segment is primarily attributable to a 3% decrease in net revenues of set-top boxes, reflecting a lower ASP, partially offset by a 6% increase in shipments of set-top boxes. In addition, there were lower net revenues of video and access infrastructure equipment.

Shipments of HD set-top boxes, comprised of both HD and HD/digital video recorder (together, “HD/DVR”) set-top boxes, increased over the prior year, primarily due to higher shipments to large telecommunication and cable operators in North America and Latin America as a result of higher demand for HD capabilities. In addition to the increase in unit shipments of HD set-top boxes, there was a slight increase in the unit shipments of SD set-top boxes.

On a geographic basis, net revenues decreased in Asia, North America and EMEA and increased in Latin America. Net revenues in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 74% of the segment’s net revenues in 2011, compared to approximately 75% in 2010.

The segment had operating earnings of $226 million in 2011, compared to operating earnings of $152 million in 2010. The increase in operating earnings was primarily due to: (i) an increase in gross margin, driven by operational efficiencies, product cost recoveries as well as a favorable product mix shift, and (ii) a decrease in SG&A expenses, partially offset by an increase in R&D expenditures. As a percentage of net revenues in 2011 as compared to 2010, gross margin increased, R&D expenditures increased and SG&A expenses decreased slightly.

The segment is dependent upon a small number of customers for a significant portion of its revenues. In 2011, revenues to the segment’s top five customers represented approximately 48% of the segment’s net revenues. The loss of one of these major customers could have a significant impact on the segment’s business. The segment’s backlog was $423 million at December 31, 2011, compared to $432 million at December 31, 2010.

In the Home business, demand for the segment’s products depends primarily on the level of spending by cable and telecommunication customers for their service offerings, including construction or expansion of their communications systems. In 2011, revenues declined due to competitive pricing pressures as well as a decline in revenues for certain infrastructure products. However, unit shipments of our set-top boxes increased due to higher demand for HD set-top boxes in North America and Latin America.

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

Shipments of SD set-top boxes decreased significantly, primarily due to lower shipments to large telecommunication and cable operators in North America as a result of lower demand. The decrease in unit shipments of SD set-top boxes was partially offset by an increase in unit shipments of HD and HD/DVR set-top boxes due to increased demand for HD and DVR capabilities.

On a geographic basis, net revenues decreased in North America, Asia and EMEA and increased in Latin America. Net revenues in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 75% of the segment’s net revenues in 2010, compared to approximately 78% in 2009.

The segment had operating earnings of $152 million in 2010, compared to operating earnings of $11 million in 2009. The increase in operating earnings was primarily due to: (i) a decrease in R&D expenditures, reflecting savings from cost-reduction initiatives, (ii) an increase in gross margin, driven by a favorable product margin mix across product lines and (iii) a $75 million non-recurring charge to settle a legal matter during 2009. As a percentage of net revenues in 2010 as compared to 2009, gross margin and SG&A expenses increased while R&D expenditures decreased.

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

Reorganization of Businesses

The Company has a formal Involuntary Severance Plan (“Severance Plan”), which permits the Company to offer eligible employees severance benefits based on years of service and employment grade level in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. Under the Severance Plan, severance benefits will be paid in biweekly installments to impacted employees rather than in lump sum payments. The Company recognizes termination benefits based on formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management. Exit costs consist of future minimum lease payments on vacated facilities and other contractual terminations. At each reporting date, the Company evaluates its accruals for employee separation and exit costs to ensure the accruals are still appropriate. In certain circumstances, accruals are no longer needed because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. In these cases, the Company reverses accruals through the consolidated statements of operations where the original charges were recorded when it is determined they are no longer needed.

Prior to Separation, the Company participated in the Former Parent’s Involuntary Severance Plan which was essentially the same as the Company’s current Severance Plan.

The Company realized cost-saving benefits of approximately $7 million in 2011 from the plans that were initiated during 2011, representing: (i) $4 million of savings in R&D expenditures, (ii) $2 million of savings in SG&A expenses, and (iii) $1 million of savings in Costs of sales. Beyond 2011, the Company expects the reorganization plans initiated during 2011 to provide annualized cost savings of approximately $125 million, representing: (i) $69 million of savings in R&D expenditures, (ii) $36 million of savings in SG&A expenses, and (iii) $20 million of savings in Costs of sales.

2011 Charges

During 2011, the Company continued to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. Both of the Company’s business segments were impacted by these plans. The employees affected were located in all regions.

During 2011, the Company recorded reorganization of business charges of $31 million, including $5 million of charges in Costs of sales and $26 million of charges under Other charges in the Company’s consolidated statements of operations. Included in the aggregate $31 million are charges of $28 million for employee separation costs, partially offset by $4 million and $3 million of reversals to Other charges and Costs of sales, respectively, for accruals no longer needed.

The following table displays the net charges incurred by business segment:

(Dollars in millions)	Year Ended December 31, 2011
Mobile Devices	$25
Home	6

$31

The following table displays a roll forward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2011 to December 31, 2011:

(Dollars in millions)	Accruals at January 1, 2011	Additional Charges	Adjustments	Amount Used	Accruals at December 31, 2011
Exit costs	$12	$3	$—	$(10)	$5
Employee separation costs	32	28	(7)	(32)	21
	$44	$31	$(7)	$(42)	$26

Exit Costs

At January 1, 2011, the Company had an accrual of $12 million for exit costs attributable to lease terminations. There were additional charges of $3 million related to exit costs during 2011. The $10 million used reflects cash payments. The remaining accrual of $5 million, which is included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2011, represents future cash payments, primarily for lease termination obligations that are expected to be paid over a number of years.

Employee Separation Costs

At January 1, 2011, the Company had an accrual of $32 million for employee separation costs, representing the severance costs for approximately 1,100 employees. The additional 2011 charges of $28 million represent severance costs for approximately an additional 800 employees, of which 200 are direct employees and 600 are indirect employees.

The adjustments of $7 million reflect the reversals of accruals no longer needed.

During the year ended December 31, 2011, approximately 800 employees, of which 200 were direct employees and 600 were indirect employees, were separated from the Company. The $32 million used in 2011 reflects cash payments to these separated employees. The remaining accrual of $21 million, which is included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2011, is expected to be paid in 2012 to: (i) severed employees who began receiving payments in 2011, and (ii) approximately 700 employees who will begin receiving payments in 2012.

2010 Charges

During 2010, the Company continued to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. Both of the Company’s business segments were impacted by these plans. The employees affected were located in all regions.

During 2010, the Company recorded net reorganization of business charges of $63 million, including $17 million of charges in Costs of sales and $46 million of charges under Other charges in the Company’s consolidated statements of operations. Included in the aggregate $63 million are charges of $81 million for employee separation costs, partially offset by $18 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by business segment:

(Dollars in millions)	Year Ended December 31, 2010
Mobile Devices	$34
Home	29

$63

The following table displays a roll forward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2010 to December 31, 2010:

(Dollars in millions)	Accruals at January 1, 2010	Additional Charges	Adjustments	Amount Used	Accruals at December 31, 2010
Exit costs	$39	$—	$(7)	$(20)	$12
Employee separation costs	33	81	(14)	(68)	32
	$72	$81	$(21)	$(88)	$44

Exit Costs

At January 1, 2010, the Company had an accrual of $39 million for exit costs attributable to lease terminations. There were no material additional charges related to exit costs during 2010. The adjustments of $7 million reflect: (i) $6 million of reversals of accruals no longer needed, and (ii) $1 million of foreign currency translation adjustments. The $20 million used reflects cash payments. The remaining accrual of $12 million, which is included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2010, represents future cash payments, primarily for lease termination obligations that are expected to be paid over a number of years.

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

During 2010, approximately 1,500 employees, of which 500 were direct employees and 1,000 were indirect employees, were separated from the Company. The $68 million used in 2010 reflects cash payments to these separated employees. The remaining accrual of $32 million, which is included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2010, is expected to be paid in 2011 to: (i) severed employees who began receiving payments in 2010, and (ii) approximately 1,100 employees who will begin receiving payments in 2011.

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

During 2009, the Company recorded net reorganization of business charges of $210 million, including $55 million of charges in Costs of sales and $155 million of charges under Other charges in the Company’s consolidated statements of operations. Included in the aggregate $210 million are charges of $206 million for employee separation costs, $28 million for exit costs and $20 million for fixed asset impairment charges, partially offset by $44 million of reversals for accruals no longer needed.

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

Exit Costs

At January 1, 2009, the Company had an accrual of $63 million for exit costs attributable to lease terminations. The additional 2009 charges of $28 million are primarily related to the exit of leased facilities and contractual termination costs. The adjustments of $8 million reflect $9 million of reversals of accruals no longer needed, partially offset by $1 million of foreign currency translation adjustments. The $44 million used in 2009 reflects cash payments. The remaining accrual of $39 million, which is included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2009, represents future cash payments, primarily for lease termination obligations that are expected to be paid over a number of years.

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

During 2009, approximately 7,600 employees, of which 3,500 were direct employees and 4,100 were indirect employees, were separated from the Company. The $244 million used in 2009 reflects cash payments to these separated employees. The remaining accrual of $33 million was included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2009.

Liquidity and Capital Resources

As highlighted in the consolidated statements of cash flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

Cash and Cash Equivalents and Cash Deposits

The Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $3.5 billion at December 31, 2011. At December 31, 2011, $2.7 billion of this amount was held in the U.S. and $800 million was held by the Company or its subsidiaries in other countries. Our intent is to indefinitely reinvest a portion of our earnings from foreign operations. The Company has sufficient U.S. cash and cash equivalents to fund its U.S. operations, without the need for funds from foreign operations. In the event funds from foreign operations are needed to fund operations or other strategic initiatives in the U.S., the Company may incur foreign withholding tax costs in order to distribute the earnings and cash back to the U.S. The Company would not incur a U.S. tax liability as a result of the distribution given its available U.S. tax attributes.

At December 31, 2011, Cash deposits were $157 million. At December 31, 2011, $2 million of this amount was current and included in Other current assets in the Company’s consolidated balance sheet (all of which was held in the U.S.) and $155 million of this amount was non-current (including $153 million held outside the U.S.). In 2012, the Company placed $262 million on deposit to enforce court injunctions related to ongoing legal matters outside of the U.S.

Prior to Separation, the Company participated in our Former Parent’s cash management program. Our Former Parent primarily used a worldwide, centralized approach to cash management in which cash accounts are principally consolidated on a daily basis. Therefore, the financing of the Company’s operations and the related activity between the Company and our Former Parent prior to the separation is reflected as Net transfers from (to) Former Parent in our consolidated statements of stockholders’ equity and of cash flows. As a result, the Company has recorded no cash, cash equivalents or cash deposits on its consolidated balance sheet prior to separation.

Deferred Contribution from Former Parent

Our Former Parent agreed to contribute to us an additional $300 million in cash if and when our Former Parent receives cash distributions as a result of the reduction in registered capital of an overseas subsidiary (the “Deferred Contribution”). Since separation, the Company has received $225 million of the Deferred Contribution from the Former Parent. These contributions are presented as cash provided by financing activities in the statement of cash flows for the year ended December 31, 2011.

Operating Activities

The net cash generated from operating activities in 2011 was $357 million, compared to $606 million of cash generated from operating activities in 2010 and $1.1 billion used in 2009. The primary contributors to the net cash generation in 2011 were: (i) a $280 million increase in accounts payable and accrued liabilities, (ii) a $122 million decrease in net inventories and (iii) net earnings (adjusted for non-cash items) of $82 million, partially offset by a $263 million increase in net accounts receivable. The primary contributors to the net cash generation in 2010 were: (i) a $629 million increase in accounts payable and accrued liabilities, and (ii) net earnings (adjusted for non-cash items) of $283 million, which included the receipt of $230 million in cash related to legal settlements, partially offset by: (i) a $228 million increase in net accounts receivable, and (ii) a $154 million increase in net inventories.

Accounts Receivable:    The Company’s net accounts receivable were $1.8 billion at December 31, 2011, compared to $1.6 billion at December 31, 2010. Compared to December 31, 2010, net accounts receivable at December 31, 2011 were higher in both segments. The Company’s businesses sell their products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, the Company’s levels of net accounts receivable can be impacted by the timing and level of sales that are made by its various businesses and by the geographic locations in which those sales are made.

As further described below under “Sales of Receivables,” from time to time, our Former Parent sold accounts receivable to third-parties and until separation certain of the Company’s accounts receivable were sold in this program. The Company’s levels of net accounts receivable can be impacted by the timing and amount of such sales, which can vary by period and can be impacted by numerous factors.

Inventories:    The Company’s net inventories were $701 million at December 31, 2011, compared to $843 million at December 31, 2010. At December 31, 2011, net inventories were lower in both segments. Inventory reserves decreased by $161 million in 2011 primarily due to the scrapping of excess and obsolete inventory. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure delivery to its customers against the risk of inventory excess and obsolescence due to rapidly changing technology and customer demand.

Accounts Payable and Accrued Liabilities:    The Company’s accounts payable were approximately $1.7 billion at both December 31, 2011 and December 31, 2010. Accounts payable changes in the Mobile Devices segment and in the Home segment were insignificant. The Company’s accrued liabilities were $2.4 billion and $2.1 billion at December 31, 2011 and December 31, 2010, respectively. The Company buys products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, the Company’s levels of accounts payable can be impacted by the timing and level of purchases made by its various businesses and by the geographic locations in which those purchases are made.

Reorganization of Businesses:    The Company has implemented reorganization of businesses plans. Cash payments for exit costs and employee separations in connection with a number of these plans were $42 million in 2011, as compared to $88 million in 2010. Of the $26 million reorganization of businesses accrual at December 31, 2011, $21 million relates to employee separation costs expected to be paid within one year. The remaining $5 million in accruals relate to lease termination obligations that are expected to be paid over a number of years.

Investing Activities

Net cash used for investing activities was $231 million in 2011, compared to net cash used of $277 million in 2010. The $46 million decrease in net cash used for investing activities was primarily due to (i) a $76 million decrease in net cash used for acquisitions and investments, and (ii) a $26 million increase in proceeds from sales of investments, partially offset by a $57 million increase in cash used for capital expenditures.

Acquisitions and Investments:    The Company used $72 million of net cash for acquisitions and new investment activities in 2011, compared to net cash used of $148 million in 2010. The cash used in both 2011 and 2010 was for strategic acquisitions and investments across the Company.

Proceeds from Sales of Investments:    The Company received $39 million of cash as proceeds from the sale of investments in 2011 compared to $13 million in 2010. The proceeds received during 2011 are primarily related to the disposal of the available-for-sale equity securities portfolio.

Capital Expenditures:    Capital expenditures were $200 million in 2011, compared to $143 million in 2010. The Company’s emphasis in making capital expenditures is to focus on strategic investments driven by customer demand, new design capability and process improvements, including IT systems.

Cash deposits:    The Company made cash deposits of $4 million in 2011, compared to no cash deposits being made in 2010. The cash deposits made in 2011 were primarily related to supply chain activities.

Investments:    The Company views its investments as an additional source of liquidity. The majority of these securities are available-for-sale and cost-method investments in technology companies. The fair market values of these securities are subject to substantial price volatility. In addition, the realizable values of these securities are subject to market and other conditions. At December 31, 2011, the Company did not have any available-for-sale securities portfolio. At December 31, 2010, the Company’s available-for-sale equity securities portfolio had an approximate fair market value of $21 million, comprised of a cost basis of $7 million and a net unrealized gain of $14 million. The Company’s available-for-sale investments are included in Investments in the Company’s consolidated balance sheets.

Financing Activities

Net cash provided by financing activities was $3.4 billion in 2011, compared to $383 million of net cash used in 2010 and $1.2 billion provided in 2009. Cash provided by financing activities in 2011 was primarily comprised of $3.0 billion of cash and cash equivalents received from our Former Parent at the time of the Distribution, an additional $75 million of cash received during the third quarter and $150 million of cash received during the fourth quarter. The initial contribution from our Former Parent also included $168 million of cash deposits, primarily related to various legal disputes, which are included in Cash deposits in the Company’s consolidated balance sheet at December 31, 2011. Cash used for financing activities in 2010 and cash provided by financing activities in 2009 were due to the net cash transfers to/from our Former Parent.

Our Former Parent primarily used a worldwide centralized approach to cash management and the financing of its operations with all related activity, prior to separation, between the Company and our Former Parent reflected as equity transactions in Owner’s net investment in the Company’s consolidated balance sheets. When necessary, our Former Parent had provided the Company funds for its operating cash needs. The Company’s funds in excess of working capital needs had been advanced to our Former Parent. Intercompany accounts were maintained for such borrowings that occured between the Company’s operations and our Former Parent. Types of intercompany transactions between the Company and our Former Parent included: (i) cash deposits from the Company’s businesses which were transferred to our Former Parent on a regular basis, (ii) cash borrowings from our Former Parent used to fund operations, capital expenditures or acquisitions, (iii) charges (benefits) for income taxes, and (iv) allocations of our Former Parent’s corporate expenses described elsewhere in this document. For purposes of the consolidated statements of cash flows prior to the separation, the Company reflected intercompany activity as a financing activity. The net cash provided to our Former Parent was $383 million in 2010, compared to $1.2 billion of net cash provided by our Former Parent in 2009.

Contractual Obligations and Other Purchase Commitments

Summarized in the table below are the Company’s obligations and commitments to make future payments under lease obligations, purchase obligations and tax obligations as of December 31, 2011.

	Payments Due by Period
(Dollars in millions)	Total	2012	2013	2014	2015	2016	Thereafter
Lease obligations	$358	$98	$66	$50	$39	$33	$72
Purchase obligations	464	451	8	4	1	—	—
Tax obligations	23	—	—	—	—	—	23
Total contractual obligations	$845	$549	$74	$54	$40	$33	$95
Amounts	included represent firm, non-cancelable commitments.

Lease obligations:    At December 31, 2011, future minimum lease obligations totaled $358 million. Total rental expense, primarily comprised of facilities rental expense, net of sublease income, was $50 million in 2011, $61 million in 2010 and $62 million in 2009. After Separation, the Company occupies facilities where the Former Parent is the landlord, and the Former Parent occupies facilities where the Company is the landlord. The Company does not expect the incremental lease expense, net of sublease income, to be materially different from the amounts recorded in the historical consolidated financial statements, which include amounts allocated to the Company from our Former Parent.

Purchase obligations:    The Company has entered into agreements for the purchase of inventory, license of software, promotional activities, and research and development, which are firm commitments and are not cancelable. At December 31, 2011, substantially all of the Company’s obligations in connection with these agreements run through 2015, and the payments expected to be made under these agreements total $464 million during that period.

The Company enters into a number of arrangements for the sourcing of supplies and materials with take-or-pay obligations. The Company’s obligations with these suppliers run through 2012 and total a minimum purchase obligation of $196 million during that period, which are included within purchase obligations. The Company does not anticipate the cancellation of any of these agreements in the future and estimates that purchases from these suppliers will exceed the minimum obligations during the agreement periods.

Tax obligations:    The Company has approximately $23 million of unrecognized tax benefits relating to multiple tax jurisdictions and tax years. Based on the potential outcome of the Company’s global tax examinations, the expiration of the statute of limitations for specific jurisdictions, or the continued ability to satisfy tax incentive obligations, it is reasonably possible that the unrecognized tax benefits will change within the next 12 months. The associated impact on the reserve balance is estimated to be in the range of $0 to $15 million.

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

The Company outsources certain corporate functions, such as benefit administration and information technology-related services. These contracts are expected to expire in 2013. At December 31, 2011, the total remaining payments under these contracts are approximately $93 million over the remaining life of the contracts; however, these contracts can be terminated. Termination would result in a penalty substantially less than the remaining annual contract payments. The Company would also be required to find another source for these services, including the possibility of the Company performing such services itself.

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

Total accounts receivable sold by the Company were $143 million for the year ended December 31, 2011, compared to $220 million for the year ended December 31, 2010 and $551 million for the year ended December 31, 2009. As of December 31, 2011, there were no accounts receivable outstanding under these programs for which the Company retained servicing obligations, compared to $43 million at December 31, 2010.

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

Legal Matters:    The Company is involved in various lawsuits, claims and investigations arising in the normal course of business and relating to our business. The Company is currently engaged in significant patent litigation with Microsoft and Apple in many different forums within and outside the U.S., including in the U.S. International Trade Commission (“ITC”). We expect final ITC determinations on the Microsoft patent infringement matter against the Company in April 2012 and on the Apple patent infringement matter against the Company at the ITC in May 2012, each with a sixty-day presidential review period subject to any applicable bonding requirements. An ultimate loss for the Company in an ITC action could result in a prohibition on importing infringing products or products incorporating infringing components into the U.S. The Company’s manufacturing is conducted outside the U.S. and we import all of our products into the U.S. An ultimate loss in the ITC also could necessitate workarounds to shift to non-infringing products or limit certain features of our products, increasing costs. Such patent litigation also could result in increased costs for the Company associated with damages, development of non-infringing products, and licenses under the subject intellectual property.

In the opinion of management, the ultimate disposition of these various matters is not expected to have a material adverse effect on Motorola Mobility’s consolidated financial position, liquidity or results of operations. However, an unfavorable resolution could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations in the periods in which the matters are ultimately resolved. If the Company is prohibited from importing infringing products into the U.S. and the scope of the prohibition impacts a meaningful portion of the Company’s products, disposition of such an ITC matter could have a material impact on Motorola Mobility’s consolidated financial position, liquidity or results of operations. See “Item 3. Legal Proceedings” for more details.

Tax and Regulatory Proceedings in Brazil:    The Company had approximately $150 million of cash deposits, including accrued interest, related to various legal disputes in Brazil. The balance may increase by approximately $315 million, based on the exchange rate in effect at December 31, 2011, in 2012 if we receive an adverse ruling in a pending matter and we continue to dispute the matter in Brazil’s judicial system. The collateral deposited with the Brazil judicial system could be in the form of cash, bank or insurance bonds or pledged assets.

Post-Separation Tax Sharing Agreement

To preserve the tax-free treatment to our Former Parent of the Distribution, under the Tax Sharing Agreement that we entered into with our Former Parent, we agreed to refrain from taking or failing to take any action that prevents the Distribution and related transactions from being tax-free. Further, for the two-year period following the Distribution, in certain circumstances we may be precluded from:

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

The Company has received a legal opinion that the proposed Merger with Google will not affect the tax-free treatment to our Former Parent of the Distribution.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.

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

Revenue Recognition

For the years ended December 31, 2011 and 2010

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

For the year ended December 31, 2009

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

At December 31, 2011 and 2010, Inventories, net consisted of the following:

	December 31
(Dollars in millions)	2011	2010
Finished goods	$508	$508
Work-in-process and production materials	421	724

	929	1,232
Less inventory reserves	(228)	(389)

	$701	$843

The Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers against the risk of inventory obsolescence due to rapidly changing technology and customer requirements. The Company has inventory reserves for excess inventory, pending cancellations of product lines due to technology changes, lifetime buys at the end of supplier production runs, business exits, and a shift of production to outsourcing. If future demand or market conditions are less favorable than those projected by management, additional inventory writedowns may be required.

Income Taxes

The Company’s effective tax rate is based on pre-tax income and the tax rates applicable to that income in the various jurisdictions in which the Company operates. An estimated effective tax rate for a year is applied to the Company’s quarterly operating results. In the event that there is a significant unusual or discrete item recognized, or expected to be recognized, in the Company’s quarterly operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or discrete item. Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions. The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of the position. The Company adjusts these reserves in light of changing facts and circumstances.

Tax regulations may require items of income and expense to be included in a tax return in different periods than the items are reflected in the consolidated financial statements. As a result, the effective tax rate reflected in the consolidated financial statements may be different than the tax rate reported in the income tax return. Some of these differences are permanent, such as expenses that are not deductible on the tax return, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years for which the Company has already recorded the tax benefit in the consolidated financial statements. Deferred tax liabilities generally represent deductions recognized in the consolidated financial statements for which payment has been deferred or expenses for which the Company has already taken a deduction on the income tax return, but has not yet been recognized in the consolidated financial statements.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities using enacted tax rates for the effect of the temporary differences between the book and tax basis of recorded assets and liabilities. The Company makes estimates and judgments with regard to the calculation of certain income tax assets and liabilities. Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified.

The Company evaluates deferred income taxes on a quarterly basis to determine whether valuation allowances are required by considering available evidence, including historical and projected taxable income and tax planning strategies that are both prudent and feasible. As of December 31, 2011, the Company’s U.S. operations had generated three consecutive years of pre-tax losses. Because of the Company’s recent history of losses, the Company believed that the weight of negative historic evidence precludes it from considering any forecasted income from its analysis of the recoverability of its U.S. and Brazil deferred tax assets. The Company also considered in its analysis tax planning strategies that are prudent and can be reasonably implemented. Based on all available positive and negative evidence, we concluded that a full valuation allowance should be recorded against the net deferred tax assets of our U.S. and Brazil operations.

For purposes of the Company’s historical consolidated financial statements, income tax expense and deferred tax balances have been recorded as if the Company had filed tax returns on a separate return basis (“hypothetical carve-out basis”) from our Former Parent. The deferred tax balances in the historical consolidated financial statements are different then the Company’s deferred tax balances post-separation, as a portion of the hypothetical carve-out tax loss and credit carry forwards were utilized by the Former Parent or will not be available to the Company post-separation. The calculation of income taxes for the Company on a hypothetical carve-out basis required a considerable amount of judgment and use of both estimates and allocations. Historically, the Company had largely been operated as two divisions within our Former Parent’s group of legal entities, including a U.S. consolidated group and non-U.S. subsidiaries. In most cases, the tax losses and tax credits generated by the Company, while divisions within our Former Parent’s legal entities and included in the historical financial statements, have either been utilized by our Former Parent’s other businesses or will remain with our Former Parent post-separation. Additionally, as part of the separation, our Former Parent entered into taxable transactions when separating the Company’s non-U.S. assets and liabilities into separate non-U.S. subsidiaries of the Company. As a result of taxable separation transactions, the deferred tax balances as calculated on a hypothetical carve-out basis are different then the deferred tax balances of the Company post-separation.

The Company has a total deferred tax asset valuation allowance of approximately $2.5 billion against net deferred tax assets of approximately $2.6 billion as of December 31, 2011, compared to total deferred tax asset valuation allowance of approximately $2.8 billion against net deferred tax assets of approximately $2.9 billion as of December 31, 2010.

Restructuring Activities

The Company has a formal Involuntary Severance Plan (“Severance Plan”), which permits the Company to offer eligible employees severance benefits based on years of service and employment grade level in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. Under the Severance Plan, severance benefits will be paid in biweekly installments to impacted employees rather than in lump sum payments. The Company recognizes termination benefits based on formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management. Exit costs consist of future minimum lease payments on vacated facilities and other contractual terminations. At each reporting date, the Company evaluates its accruals for employee separation and exit costs to ensure the accruals are still appropriate. In certain circumstances, accruals are no longer needed because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. In these cases, the Company reverses accruals through the consolidated statements of operations where the original charges were recorded when it is determined they are no longer needed.

Prior to separation, the Company participated in the Former Parent’s Involuntary Severance Plan which was essentially the same as the Company’s current Severance Plan.

Valuation and Recoverability of Goodwill

The Company tests the recorded amount of goodwill for recovery on an annual basis in the fourth quarter of each fiscal year. Goodwill is tested more frequently if indicators of impairment exist. The Company continually assesses whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include: a sustained significant decline in its share price and market capitalization; a decline in its expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; or slower growth rates, among others. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

The goodwill impairment test is performed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. When two or more components of an operating segment have similar economic characteristics, the components shall be aggregated and deemed a single reporting unit. An operating segment shall be deemed to be a reporting unit if all of its components are similar, if none of its components is a reporting unit, or if the segment comprises only a single component. As such, the Company has determined that the Mobile Devices segment meets the requirement of a reporting unit. For the Home segment, after an internal reorganization within the segment that moved an infrastructure related business from the historic Broadband Home Solutions reporting unit to the historic Access Networks reporting unit, the Company has identified two reporting units, the Home Devices reporting unit and the Network Infrastructure Solutions reporting unit.

For the year ended December 31, 2011

Beginning in the fourth quarter of 2011, the Company has the option to first assess qualitative factors to determine whether the existence of certain events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of those events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.

The Company performed a qualitative analysis at the reporting unit level that considered general economic conditions, industry and market considerations including consideration of the valuation of intellectual property, factors impacting the short-term and long-term strategy of the reporting units including changes to short-term and long-term forecasts and the proposed Merger of our Company with Google Inc. based on their $40 per share offer for all of the Company’s outstanding common shares.

As a result of this qualitative analysis, the Company determined that there were no events or circumstances that would indicate it is more likely than not that the fair value of the reporting units is less than their carrying amounts.

For the years ended December 31, 2010 and 2009

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

Based on the results of our 2010 and 2009 annual assessments of the recoverability of goodwill, the fair values of all reporting units exceeded their book values, indicating that there was no impairment of goodwill.

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

No long-lived assets or asset groups held and used were tested for impairment during 2011, 2010 or 2009.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued authoritative guidance that changes the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively during interim and annual periods beginning after December 15, 2011. The Company anticipates that the adoption of this standard will not materially expand its consolidated financial statement footnote disclosures or change the way it measures fair value.

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

In September 2011, the FASB issued new accounting guidance intended to simplify goodwill impairment testing. The Company will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company adopted this guidance in the fourth quarter effective October 2, 2011 for its fiscal 2011 annual impairment test. The adoption of this guidance did not have a material impact on our results of operations or financial position.

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

At December 31, 2011, the Company had outstanding foreign exchange contracts with notional amounts totaling $546 million, compared to $608 million outstanding at December 31, 2010. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other, net within Other income (expense) in the Company’s consolidated statements of operations.

The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of December 31, 2011 and the corresponding positions as of December 31, 2010:

	Notional Amount
Net Buy (Sell) by Currency	December 31, 2011	December 31, 2010
Chinese Yuan	$191	$14
Euro	(154)	(54)
Canadian Dollar	47	35
Indian Rupee	(40)	(43)
Brazilian Real	37	(394)

Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include derivative financial instruments and other financial instruments denominated in a currency other than the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward contracts and currency options. Other financial instruments denominated in a currency other than the functional currency of the legal entity holding the instrument consist primarily of short-term investments, as well as accounts payable and receivable. Accounts payable and receivable are reflected at fair value in the financial statements. The fair value of the foreign exchange financial instruments would hypothetically decrease by $52 million as of December 31, 2011 if the foreign currency rates were to change unfavorably by 10% from current levels. This hypothetical amount is suggestive of the effect on future cash flows under the following conditions: (i) all current payables and receivables that are hedged were not realized, (ii) all hedged commitments and anticipated transactions were not realized or canceled, and (iii) hedges of these amounts were not canceled or offset. The Company does not expect that any of these conditions will occur. The Company expects that gains and losses on the derivative financial instruments should offset gains and losses on the assets, liabilities and future transactions being hedged. If the hedged transactions were included in the sensitivity analysis, the hypothetical change in fair value would be immaterial. The foreign exchange financial instruments are held for purposes other than trading.

The Company did not have any fair value hedge activity during 2011 and 2010. For the year ended December 31, 2009, income (loss) representing the ineffective portion of changes in the fair value of cash flow hedge positions was de minimis. These amounts are included in Other, net within Other income (expense) in the Company’s consolidated statements of operations. The above amounts include the change in the fair value of derivative contracts related to the changes in the difference between the spot price and the forward price. These amounts are excluded from the measure of effectiveness. Expense (income) related to cash flow hedges that were discontinued for the years ended December 31, 2011, 2010 and 2009 are included in the amounts noted above.

During the years ended December 31, 2011, 2010 and 2009, income (expense) of $1 million, $(2) million and $(8) million, respectively, was reclassified from equity to earnings in the Company’s consolidated statements of operations.

Interest Rate Risk

At December 31, 2011 and 2010, the Company did not have any interest rate agreements in place.

Counterparty Risk

The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of nonperformance by counterparties. However, the risk is limited to the fair value of the instruments when the derivative is in an asset position. At the present time, all of the counterparties have investment grade credit ratings. As of December 31, 2011 the Company was exposed to an aggregate credit risk of approximately $10 million with all counterparties.

Net Investment in Foreign Operations Hedge

At December 31, 2011 and 2010, the Company did not have any hedges of foreign currency exposure of net investments in foreign operations.

Fair Value of Financial Instruments

The Company’s financial instruments include cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities, derivative financial instruments and other financing commitments. The Company’s available-for-sale investment portfolios and derivative financial instruments are recorded in the Company’s consolidated balance sheets at fair value. All other financial instruments are carried at cost, which is not materially different than the instruments’ fair values.

Item 8: Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Motorola Mobility Holdings, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Motorola Mobility Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Motorola Mobility Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Motorola Mobility Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in note 2 to the consolidated financial statements, in 2010 the Company adopted revenue recognition guidance for multiple-deliverable revenue arrangements and certain arrangements that include software elements.

Chicago, Illinois

February 17, 2012

Motorola Mobility Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31
(In millions, except per share amounts)	2011	2010	2009
Net revenues	$13,064	$11,460	$11,050
Costs of sales	9,747	8,495	8,897
Gross margin	3,317	2,965	2,153
Selling, general and administrative expenses	1,745	1,592	1,486
Research and development expenditures	1,526	1,479	1,591
Other charges (income)	188	(182)	287
Operating earnings (loss)	(142)	76	(1,211)
Other income (expense):
Interest income (expense), net	10	(52)	(41)
Gains (losses) on sales of investments and business, net	17	—	(34)
Other, net	(33)	(28)	(49)
Total other income (expense)	(6)	(80)	(124)
Loss before income taxes	(148)	(4)	(1,335)
Income tax expense	101	75	—
Net loss	(249)	(79)	(1,335)
Less: Earnings attributable to non-controlling interests	—	7	7
Net loss attributable to Motorola Mobility Holdings, Inc.	$(249)	$(86)	$(1,342)
Loss per common share (Note 3):
Basic loss per common share	$(0.84)	$(0.29)	$(4.56)
Basic common shares outstanding	297.1	294.3	294.3

See accompanying Notes to Consolidated Financial Statements.

Motorola Mobility Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31
(In millions)	2011	2010
ASSETS
Cash and cash equivalents	$3,451	$—
Accounts receivable, net	1,780	1,571
Inventories, net	701	843
Deferred income taxes	95	110
Other current assets	585	595

Total current assets	6,612	3,119

Cash deposits	155	—
Property, plant and equipment, net	805	806
Investments	119	137
Deferred income taxes	93	49
Goodwill	1,433	1,396
Other assets	513	697

Total assets	$9,730	$6,204
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,666	$1,731
Accrued liabilities	2,408	2,115

Total current liabilities	4,074	3,846

Other liabilities	568	603
Stockholders’ equity:
Common stock: $.01 par value;	3	—
Authorized shares: 900.0
Issued shares: 302.0
Outstanding shares: 301.7
Additional paid-in capital	5,452	—
Accumulated other comprehensive loss	(118)	(345)
Accumulated deficit	(249)	—
Owner’s net investment, prior to Separation	—	2,077

Total Motorola Mobility Holdings, Inc. stockholders’ equity	5,088	1,732
Non-controlling interests	—	23

Total stockholders’ equity	5,088	1,755

Total liabilities and stockholders’ equity	$9,730	$6,204

See accompanying Notes to Consolidated Financial Statements.

Motorola Mobility Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

			Accumulated Other Comprehensive Income (Loss)
(In millions)	Shares	Common Stock and Additional Paid-in Capital	Fair Value Adjustment to Available for Sale Securities, Net of Tax	Foreign Currency Translation Adjustments, Net of Tax	Retirement Benefits Adjustments, Net of Tax	Other Items, Net of Tax	Accumulated Deficit	Owner’s Net Investment, Prior to Separation	Non- Controlling Interests	Compre - hensive Income (Loss)
Balances at January 1, 2009	—	$—	$5	$(422)	$(3)	$(1)	$—	$2,045	$22
Net earnings (loss)								(1,342)	7	(1,335)
Net transfers from Former Parent								1,645	6
Retirement benefits adjustment (net of tax of $0)					(2)					(2)
Net unrealized gain on securities (net of tax of $0)			9							9
Net gain on derivative instruments (net of tax of $0)						1				1
Foreign currency translation adjustments (net of tax of $0)				(31)						(31)
Balances at December 31, 2009	—	$—	$14	$(453)	$(5)	$—	$—	$2,348	$35	$(1,358)
Net earnings (loss)								(86)	7	(79)
Net transfers to Former Parent					(5)			(185)
Dividends paid to non-controlling interest on subsidiary common stock									(19)
Foreign currency translation adjustments (net of tax of $0)				104						104

			Accumulated Other Comprehensive Income (Loss)
(In millions)	Shares	Common Stock and Additional Paid-in Capital	Fair Value Adjustment to Available for Sale Securities, Net of Tax	Foreign Currency Translation Adjustments, Net of Tax	Retirement Benefits Adjustments, Net of Tax	Other Items, Net of Tax	Accumulated Deficit	Owner’s Net Investment, Prior to Separation	Non- Controlling Interests	Compre- hensive Income (Loss)
Balances at December 31, 2010	—	$—	$14	$(349)	$(10)	$—	$—	$2,077	$23	$25
Capital contribution from Former Parent								3,200
Separation-related adjustments			(5)	346	(4)			(296)	(23)
Reclassification of Owner’s Net Investment to Common Stock and Additional Paid-in Capital in connection with Separation	294.3	4,981						(4,981)
Deferred Contribution from Former Parent		225
Net loss							(249)			(249)
Retirement benefits adjustment (net of tax of $0)					3					3
Net gain on derivative instruments (net of tax of $2)						4				4
Impact of sale of securities (net of tax of $5)			(9)							(9)
Foreign currency translation adjustments (net of tax of $0)				(108)						(108)
Issuance of common stock and stock options exercised	7.4	93
Share-based compensation expense		156
Balances at December 31, 2011	301.7	$5,455	$—	$(111)	$(11)	$4	$(249)	$—	$—	$(359)

See accompanying Notes to Consolidated Financial Statements.

Motorola Mobility Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31
(In millions)	2011	2010	2009
Operating
Net loss attributable to Motorola Mobility Holdings, Inc.	$(249)	$(86)	$(1,342)
Less: Earnings attributable to non-controlling interests	—	7	7

Net loss	(249)	(79)	(1,335)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	221	230	211
Share-based compensation expense	156	163	166
Other non-cash charges (income)	17	(36)	30
Losses (gains) on sales of investments and business, net	(17)	—	34
Deferred income taxes	(46)	5	(39)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(263)	(228)	(67)
Inventories	122	(154)	1,155
Other current assets	4	89	7
Accounts payable and accrued liabilities	280	629	(1,368)
Other assets and liabilities	132	(13)	102

Net cash provided by (used for) operating activities	357	606	(1,104)
Investing
Acquisitions and investments, net	(72)	(148)	(21)
Proceeds from (payments related to) sales of investments and business, net	39	13	(14)
Capital expenditures	(200)	(143)	(67)
Proceeds from sales of property, plant and equipment	—	1	21
Proceeds from sales of short-term investments, net	—	—	15
Cash deposits	(4)	—	—
Other, net	6	—	—

Net cash used for investing activities	(231)	(277)	(66)
Financing
Share-based compensation activity	93	—	—
Capital contributions from Former Parent	3,257	—	—
Other, net	14	—	—
Net transfers from (to) Former Parent	—	(383)	1,186

Net cash provided by (used for) financing activities	3,364	(383)	1,186
Effect of exchange rate changes on cash and cash equivalents	(39)	54	(16)
Net increase in cash and cash equivalents	3,451	—	—
Cash and cash equivalents, beginning of year	—	—	—
Cash and cash equivalents, end of year	$3,451	$—	$—
Cash Flow Information
Cash paid during the year for:
Interest, net	$3	N/A	N/A
Income taxes, net of refunds	140	N/A	N/A

See accompanying Notes to Consolidated Financial Statements.

Motorola Mobility Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in millions, except as noted)

1.    Background and Basis of Presentation

Background

Motorola Mobility Holdings, Inc. (“Motorola Mobility” or “the Company”) is a provider of innovative technologies, products and services that enable a broad range of mobile and wireline, digital communication, information and entertainment experiences. The Company’s integrated products and platforms deliver rich multimedia content, such as voice, video, messaging and Internet-based applications and services to multiple screens, such as mobile devices, televisions and personal computers (“multi screens”). Our product portfolio primarily includes mobile devices, wireless accessories, set-top boxes and video distribution systems, and broadband access infrastructure products and associated customer premises equipment (“CPE”). We are focused on developing differentiated, innovative products to meet the expanding needs of consumers to communicate, to collaborate and to discover, consume, create and share content at a time and place of their choosing on multiple devices.

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

At the time of the Distribution, the Former Parent contributed $3.2 billion in cash, cash equivalents and cash deposits to the Company (the “Distribution Date Contribution”). The Former Parent agreed to contribute to the Company an additional $300 million in cash if and when the Former Parent receives cash distributions as a result of the reduction in registered capital of an overseas subsidiary (the “Deferred Contribution”). Since Separation, the Company has received $225 million of the Deferred Contribution from the Former Parent.

Merger Agreement with Google Inc.

On August 15, 2011, Motorola Mobility Holdings, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Google Inc. (“Google”) and RB98 Inc., a wholly owned subsidiary of Google (“Merger Sub”). The Merger Agreement provides for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Google. In the Merger, each outstanding share of common stock, par value $0.01 per share, of the Company, other than any dissenting shares, shares held by Google, Merger Sub, the Company or any of their respective subsidiaries and treasury shares, will be cancelled and converted into the right to receive $40 in cash, without interest.

The closing of the Merger is subject to customary closing conditions, including adoption of the Merger Agreement by the Company’s stockholders and regulatory approvals. On November 17, 2011, Motorola Mobility stockholders approved the proposed merger with Google at the Company’s Special Meeting of Stockholders. Antitrust clearances have been received in the U.S., European Commission, Canada, Israel, Russia and Turkey. Under the merger agreement, antitrust clearances, or waiting period expirations, are also required in China and Taiwan. Requisite filings have been submitted to the appropriate regulatory body in each of these jurisdictions. In December 2011, the Chinese Ministry of Commerce proceeded to phase two of its investigation and the investigation is pending. Clearance in Taiwan also is pending.

Pursuant to the Merger Agreement, stock options and restricted stock units (“RSUs”) granted by the Company as a substitute for Motorola, Inc. stock options, and RSUs granted prior to 2011, will fully vest upon the closing of the transaction and be paid out at $40 for each RSU, and $40 minus the exercise price for each stock option, in each case less applicable tax withholdings. Vested stock options and vested RSUs granted under Motorola Mobility’s 2011 Incentive Compensation Plan in 2011will be paid out at $40 for each RSU, and $40 minus the exercise price for each stock option, in each case less applicable tax withholdings. Unvested stock options and unvested restricted stock (“RS”) and RSUs granted under Motorola Mobility’s 2011 Incentive Compensation Plan in 2011 and 2012 will be converted to an award of equivalent value in Google stock options, RS and RSUs, respectively.

Basis of Presentation Prior to Separation

Prior to Separation, the historical financial statements were derived from the consolidated financial statements and accounting records of the Former Parent principally representing the Mobile Devices and Home business segments, using the historical results of operations and historical basis of assets and liabilities of the Company’s businesses. The historical financial statements also include allocations of certain Former Parent general corporate expenses. Management believes the assumptions and methodologies underlying the allocation of general corporate expenses to the historical results of operations were reasonable. However, such expenses may not be indicative of the actual level of expenses that would have been incurred by the Company if it had operated as an independent, publicly traded company or of the costs expected to be incurred in the future. As such, the results of operations prior to Separation, included herein, may not necessarily reflect the Company’s results of operations, financial position or cash flows in the future or what its results of operations, financial position or cash flows would have been had the Company been an independent, publicly traded company during the historical periods presented. Because a direct ownership relationship did not exist among all the various worldwide entities comprising the Company, the Former Parent’s net investment in the Company is presented as Owner’s net investment, rather than stockholders’ equity, in the consolidated balance sheets for periods prior to the Separation. Transactions between the Mobile Devices and Home business segments and other Former Parent businesses have been identified in the historical financial statements as transactions between related parties for periods prior to the Separation.

In connection with the Separation, the Company entered into a series of agreements with the Former Parent which were intended to govern the relationship between the Company and the Former Parent going forward. These agreements include a Master Separation and Distribution Agreement, intellectual property agreements, a trademark license agreement, a tax sharing agreement and an employee matters agreement. The Company also entered into other related agreements with the Former Parent including transition services agreements. See Note 11, “Commitments and Contingencies”, regarding indemnifications to and from the Former Parent.

The historic statements of operations include expense allocations for certain corporate functions historically provided by the Former Parent including:

Leveraged services expenses:    Represents costs related to corporate functions such as information technology (“IT”), real estate, accounting, treasury, tax, legal, human resources and other services. The allocation is based on the level of services received by the Company in proportion to the total services provided by each functional area. These allocations are reflected in Costs of sales, Selling, general and administrative expenses and Research and development expenditures in the Company’s consolidated statements of operations.

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

Such amounts are reflected in Costs of sales, Selling, general and administrative expenses and Research and development expenditures within the Company’s consolidated statements of operations. Other employee benefits and incentives include officers and supplemental pension, share-based compensation and incentive program costs. These costs are allocated on a specific employee identification basis with a proportional allocation of corporate employee related costs. These costs are reflected in Costs of sales, Selling, general and administrative expenses, and Research and development expenditures in the Company’s consolidated statements of operations.

Basic research:    Represents costs of basic long-term research conducted by certain engineers in the Former Parent’s corporate functions. The allocation is based on a three-part formula that averages the relative percentage of the Company’s net revenues, payroll, and net property, plant and equipment/inventory to the respective total Former Parent amounts. These amounts are reflected in Research and development expenditures in the Company’s consolidated statements of operations. Beginning in 2008 and continuing in 2009 and 2010, certain engineers in the Former Parent’s corporate functions were transferred to the Company’s businesses.

Interest expense (income):    Represents the interest income primarily earned by the Former Parent from the consolidated cash and cash equivalent balances and the investment returns held in the Former Parent’s Sigma Fund, as well as the interest expense primarily recognized by the Former Parent for its outstanding long-term debt. The allocation is based on the Company’s total assets as a percentage of the Former Parent’s total assets, less cash and cash equivalents and Sigma Fund included in the Former Parent’s consolidated balance sheets. These amounts are reflected in Interest income (expense), net within Other income (expense), in the Company’s consolidated statements of operations.

The following table presents the expense (income) allocations reflected in the Company’s statements of operations:

Years Ended December 31	2010	2009
Leveraged services expenses	$462	$615
Employee benefits and incentives	445	372
Basic research	5	11
Interest expense (income), net	50	43

	$962	$1,041

The Company and the Former Parent considered these leveraged services expenses, employee benefits and incentives, basic research and interest expense (income) allocations to be a reasonable reflection of the services provided to the Company by the Former Parent. For the year ended December 31, 2011, there are no allocations from the Former Parent in the consolidated statement of operations.

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

The following is a reconciliation of the amounts presented as Net transfers from (to) the Former Parent on the consolidated statements of stockholders’ equity to the corresponding amounts presented on the consolidated statements of cash flows:

Year Ended December 31,	2010	2009
Net transfers from (to) Former Parent per consolidated statements of stockholders’ equity	$(185)	$1,645
Allocation of stock compensation expense from Former Parent	(163)	(166)
Non-cash transfers of assets and liabilities to (from) Former Parent, net*	(35)	(293)

Net transfers from (to) Former Parent per consolidated statements of cash flows	$(383)	$1,186
*	Non-cash transfers consists primarily of changes in allocated income tax balances and other Corporate assets and liabilities.

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

2.    Summary of Significant Accounting Policies

Principles of Consolidation:    The consolidated financial statements include the accounts of the Company and all controlled subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for all periods presented.

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Revenue Recognition for the years ended December 31, 2011 and 2010:    In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance which amended the accounting standards for revenue arrangements with multiple deliverables. The new guidance changes the criteria required to separate deliverables into separate units of accounting when they are sold in a bundled arrangement and requires an entity to allocate an arrangement’s consideration using estimated selling prices (“ESP”) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”). The new guidance also eliminates the use of the residual method to allocate an arrangement’s consideration.

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

Revenue Recognition for the year ended December 31, 2009— The Company’s arrangements with customers may differ in nature and complexity and may contain multiple deliverables, including products, equipment, services and software that may be essential to the functionality of the other deliverables, requiring the Company to make judgments and estimates in recognizing revenues.

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

Investments: Investments in equity securities classified as available-for-sale are carried at fair value. Equity securities that are restricted for more than one year or that are not publicly traded are carried at cost. Certain investments are accounted for using the equity method if the Company has significant influence over the issuing entity. The Company assesses declines in the fair value of investments to determine whether such declines are other-than-temporary. This assessment is made considering all available evidence, including changes in general market conditions, specific industry and individual company data, the length of time and the extent to which the fair value has been less than cost, the financial condition and the near-term prospects of the entity issuing the security, and the Company’s ability and intent to hold the investment until recovery. Other-than-temporary impairments of investments are recorded to Other within Other income (expense) in the Company’s consolidated statements of operations in the period in which they become impaired.

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

Goodwill and Intangible Assets:    Goodwill is assessed for impairment annually and more frequently if triggering events occur. The Company performs its annual impairment test for goodwill on the first day of the fourth quarter. Beginning in the fourth quarter of 2011, the Company first performs a qualitative analysis at the reporting unit level to determine whether it is more likely than not that the reporting unit’s fair value is greater than its carrying value. If it is determined based on the qualitative analysis that the reporting unit’s fair value is more likely than not greater than its carrying value, no further assessment is performed. If it is determined that it is not more likely than not that the reporting unit’s fair value is greater than its carrying value, a further two-step impairment analysis is performed at the reporting unit level. First, the fair value of each reporting unit is compared to its book value. If the fair value of the reporting unit is less than its book value, the Company performs a hypothetical purchase price allocation based on the reporting unit’s fair value to determine the fair value of the reporting unit’s goodwill. Fair value is determined using a combination of present value techniques and market prices of comparable businesses.

Intangible assets are generally amortized on a straight-line basis over their respective useful lives ranging from two to fourteen years.

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

Income Taxes:    The Company’s effective tax rate is based on pre-tax income and the tax rates applicable to that income in the various jurisdictions in which the Company operates. An estimated effective tax rate for the year is applied to the Company’s quarterly operating results. In the event that there is a significant unusual or discrete item recognized, or expected to be recognized, in the Company’s quarterly operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or discrete item. Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions. The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of a position. The Company adjusts these reserves in light of changing facts and circumstances.

Tax regulations may require items of income and expense to be included in a tax return in different periods than the items are reflected in the consolidated financial statements. As a result, the effective tax rate reflected in the consolidated financial statements may be different than the tax rate reported in the income tax return. Some of these differences are permanent, such as expenses that are not deductible on the tax return, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years for which the Company has already recorded the tax benefit in the consolidated financial statements. Deferred tax liabilities generally represent deductions recognized in the consolidated financial statements for which payment has been deferred or expenses for which the Company has already taken a deduction on the tax return, but has not yet been recognized in the consolidated financial statements.

The Company recognizes deferred tax assets and liabilities using enacted tax rates for the effect of the temporary differences between the book and tax basis of recorded assets and liabilities. The Company makes estimates and judgments with regard to the calculation of certain income tax assets and liabilities. Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified.

The Company recognizes the effect of income tax positions only if sustaining those positions is more likely than not. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs. The Company records interest related to unrecognized tax benefits in Interest expense and penalties in Selling, general and administrative expenses in the Company’s consolidated statements of operations.

Foreign Currency:    Certain of the Company’s non-U.S. operations use their respective local currency as their functional currency. Those operations that do not have the U.S. dollar as their functional currency translate assets and liabilities at current rates of exchange in effect at the balance sheet date and revenues and expenses using rates that approximate those in effect during the period. The resulting translation adjustments are included as a component of Accumulated other comprehensive income (loss) in the Company’s consolidated balance sheets. For those operations that have the U.S. dollar as their functional currency, transactions denominated in the local currency are measured in U.S. dollars using the current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets. Gains and losses from remeasurement of monetary assets and liabilities are included in Other within Other income (expense) within the Company’s consolidated statements of operations.

Brazil Functional Currency – Effective July 3, 2011, based on cumulatively significant changes in economic facts and circumstances, the Company determined that for purposes of financial statement translation the local Brazilian currency should be the functional currency of the Company’s wholly owned Brazilian subsidiary, Motorola Industrial Ltda. Prior to July 3, 2011, the functional currency was the U.S. dollar. As a result of this change, there was an immaterial adjustment to the previously reported values of non-monetary assets offset by an adjustment to the Foreign currency translation adjustment, a component of accumulated other comprehensive loss in Stockholders’ equity in the consolidated balance sheets. As a result of this change in the functional currency, for financial periods beginning on or after July 3, 2011, changes in the Brazilian exchange rates will result in gains or losses, which will be recorded in Other, net in the consolidated statements of operations related to the revaluation of U.S. dollar denominated monetary assets and liabilities, such as cash and cash equivalents and accounts payable held by our Brazilian subsidiary.

Derivative Instruments:    Gains and losses on hedges of existing assets or liabilities are marked-to-market and the result is included in Other, net within Other income (expense) in the Company’s consolidated statements of operations. Gains and losses on financial instruments that qualify for hedge accounting and are used to hedge firm future commitments or forecasted transactions are deferred until such time as the underlying transactions are recognized or recorded immediately when the transaction is no longer expected to occur. Gains or losses on financial instruments that do not qualify as hedges are recognized immediately as income or expense.

Share-Based Compensation Costs:    The Company has incentive plans that reward employees with stock options, stock appreciation rights, restricted stock and restricted stock units. The amount of compensation cost for these share-based awards is measured based on the fair value of the awards, as of the date that the share-based awards are issued and adjusted to the estimated number of awards that are expected to vest. The fair value of stock options and stock appreciation rights is generally determined using a Black-Scholes option pricing model which incorporates assumptions about expected volatility, risk free rate, dividend yield, and expected life. Compensation cost for share-based awards is recognized on a straight-line basis over the vesting period.

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

Advertising Expense:    Advertising expenses, which are the external costs of marketing the Company’s products, are expensed as incurred and are included in Selling, general and administrative expenses. Advertising expenses were $560 million, $393 million and $264 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Use of Estimates:    The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, investments, goodwill, intangible and other long-lived assets, legal contingencies, guarantee obligations, indemnifications, and assumptions used in the calculation of income taxes, retirement and other post-employment benefits and allowances for discounts, price protection, product returns, and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic and competitive environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, energy markets and declines in consumer demand or spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in the estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Recent Accounting Pronouncements:    In May 2011, the FASB issued authoritative guidance that changes the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively during interim and annual periods beginning after December 15, 2011. The Company anticipates that the adoption of this standard will not materially expand its consolidated financial statement footnote disclosures or change the way it measures fair value.

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

In September 2011, the FASB issued new accounting guidance intended to simplify goodwill impairment testing. The Company will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company adopted this guidance in the fourth quarter effective October 2, 2011 for its fiscal 2011 annual impairment test. The adoption of this guidance did not have a material impact on our results of operations or financial position.

3.    Other Financial Data

Statements of Operations Information

Other Charges (Income)

Other charges (income) included in Operating earnings (loss) consist of the following:

Years Ended December 31	2011	2010	2009
Other charges (income):
Merger-related transaction costs	$83	$—	$—
Legal claim provision	20	—	—
Reorganization of businesses	22	46	155
Intangible asset amortization	59	55	57
Intangible asset impairments	4	—	—
Legal settlements	—	(283)	75

	$188	$(182)	$287

In August 2011, the Company retained investment banking firms to, among other things, advise us in connection with a potential transaction such as the merger and to evaluate whether the consideration to be received by the holders of our common stock pursuant to the Merger agreement was fair, from a financial point of view, to such holders. The Company has incurred non-refundable fees of approximately $11 million, which have been recorded as a component of Other charges (income) in the Company’s consolidated statements of operations for the year ended December 31, 2011. At the effective time of the Merger, the Company will incur additional aggregate fees of approximately $40 million to the investment banking firms. Additionally, the Company incurred $72 million in compensation costs as a result of an incentive plan adjustment and legal fees in the year ended December 31, 2011, relating to the Merger, which has also been recorded as a component of Other Charges (income) in the Company’s consolidated statements of operations for the year ended December 31, 2011.

In June 2010, the Company announced that it had entered into a settlement and license agreement with another company, which resolved all outstanding litigation between the two companies. The agreement includes provisions for an upfront payment of $175 million from the other company to the Company, future royalties to be paid by the other company to the Company for the license of certain intellectual property, and the transfer of certain patents between the companies. As a result of this agreement and the valuation of the patents exchanged, the Company recorded a pre-tax gain of $228 million during the year ended December 31, 2010, related to the settlement of the outstanding litigation between the parties.

Other Income (Expense)

Interest income (expense), net, and Other, net, both included in Other income (expense), consist of the following:

Years Ended December 31	2011	2010	2009
Interest income (expense), net:
Interest expense	$(12)	$(84)	$(70)
Interest income	22	32	29

	$10	$(52)	$(41)

Other, net:
Foreign currency loss	$(33)	$(29)	$(45)
Investment impairments	(3)	(10)	(11)
Other	3	11	7

	$(33)	$(28)	$(49)

Loss Per Common Share

The computation of basic and diluted loss per common share attributable to Motorola Mobility Holdings, Inc. common stockholders is as follows:

	Amounts attributable to Motorola Mobility Holdings, Inc. common stockholders
Years ended December 31	2011	2010	2009
Basic loss per common share:
Net loss	$(249)	$(86)	$(1,342)
Weighted average common shares outstanding	297.1	294.3	294.3

Per share amount	$(0.84)	$(0.29)	$(4.56)

Diluted loss per common share:
Net loss	$(249)	N/A	N/A

Weighted average common shares outstanding	297.1	N/A	N/A
Add effect of dilutive securities:
Share-based awards and other	—	N/A	N/A

Diluted weighted average common shares outstanding	297.1	N/A	N/A

Per share amount	$(0.84)	N/A	N/A

For the year ended December 31, 2011, the Company was in a net loss position and, accordingly, the assumed exercise of 1.4 million stock options and the assumed vesting of 2.4 million restricted stock units, respectively, were excluded from diluted weighted average shares outstanding because their inclusion would have been anti-dilutive.

The computation of basic loss per common share for all periods through December 31, 2010, is calculated using the number of shares of Motorola Mobility common stock outstanding on January 4, 2011, following the Distribution. No measure of diluted loss per common share is presented since there were no actual shares outstanding prior to Separation.

Balance Sheet Information

Investments

Investments consist of the following:

	Recorded Value	Less		Cost Basis
December 31, 2011	Investments	Unrealized Gains	Unrealized Losses
Available-for-sale securities:
Common stock and equivalents	$—	$—	$—	$—
Other securities, at cost	90	—	—	90
Equity method investments	29	—	—	29

	$119	$—	$—	$119

	Recorded Value	Less		Cost Basis
December 31, 2010	Investments	Unrealized Gains	Unrealized Losses
Available-for-sale securities:
Common stock and equivalents	$21	$14	$—	$7
Other securities, at cost	89	—	—	89
Equity method investments	27	—	—	27

	$137	$14	$—	$123

During the years ended December 31, 2011, 2010 and 2009, investment impairment charges recorded by the Company were $3 million, $10 million and $11 million, respectively, representing other-than-temporary declines in the value of the Company’s investment portfolio, primarily related to other securities recorded at cost. Investment impairment charges are included in Other, net within Other income (expense) in the Company’s consolidated statements of operations.

Gains (losses) on sales of investments and business, net, included in Other income (expense), consists of the following:

Years Ended December 31	2011	2010	2009
Gains (losses) on sales of investments, net	$19	$—	$(1)
Loss on sale of business, net	(2)	—	(33)

	$17	$—	$(34)

During the year ended December 31, 2011, the $17 million of net gain primarily relates to sales of available-for-sale common stock and equivalents and other securities, at cost. During the year ended December 31, 2010, gains or losses related to the sales of investments or business was de minimis. During the year ended December 31, 2009, the $34 million of net loss primarily relates to sales of a specific business in the Mobile Devices segment.

Cash and Cash Equivalents and Cash Deposits

The Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $3.5 billion at December 31, 2011. In addition, the Company had $157 million of cash deposits, primarily related to various legal disputes, at December 31, 2011. At December 31, 2011, $2 million of this amount was current and included in Other current assets in the Company’s consolidated balance sheet (all of which was held in the U.S.) and $155 million of this amount was non-current (including $153 million held outside the U.S.). Prior to Separation, the Company participated in the Former Parent’s cash management program. As a result, the Company has recorded no cash, cash equivalents or cash deposits on its balance sheet prior to Separation.

In 2012, the Company placed $262 million on deposit to enforce court injunctions related to ongoing legal matters outside of the U.S.

Accounts Receivable

Accounts receivable, net, consists of the following:

December 31	2011	2010
Accounts receivable	$1,803	$1,620
Less allowance for doubtful accounts	(23)	(49)

	$1,780	$1,571

Inventories

Inventories, net, consists of the following:

December 31	2011	2010
Finished goods	$508	$508
Work-in-process and production materials	421	724

	929	1,232
Less inventory reserves	(228)	(389)

	$701	$843

Other Current Assets

Other current assets consists of the following:

December 31	2011	2010
Contractor receivables	$264	$239
Tax refunds receivable	101	103
Deferred costs	97	163
Royalty license arrangements	47	44
Cash deposits	2	—
Other	74	46

	$585	$595

Property, Plant and Equipment

Property, plant and equipment, net, consists of the following:

December 31	2011	2010
Land	$43	$44
Buildings	696	716
Machinery and equipment	1,685	1,665

	2,424	2,425
Less accumulated depreciation	(1,619)	(1,619)

	$805	$806

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $162 million, $175 million and $154 million, respectively.

Other Assets

Other assets consists of the following:

December 31	2011	2010
Royalty license arrangements	$210	$228
Intangible assets, net of accumulated amortization of $673 and $614	147	205
Deferred costs	111	180
Value-added tax refunds receivable	6	48
Other	39	36

	$513	$697

Accrued Liabilities

Accrued liabilities consists of the following:

December 31	2011	2010
Customer reserves	$382	$256
Deferred revenue	307	325
Compensation	302	246
Warranty reserves	277	206
Royalty license arrangements	269	211
Contractor payables	217	179
Tax liabilities	106	140
Other	548	552

	$2,408	$2,115

Other Liabilities

Other liabilities consists of the following:

December 31	2011	2010
Deferred revenue	$162	$224
Facility financing obligation	97	96
Defined benefit pension plans	95	93
Deferred income taxes	70	78
Other	144	112

	$568	$603

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

At December 31, 2011, the Company had outstanding foreign exchange contracts with notional amounts totaling $546 million, compared to $608 million outstanding at December 31, 2010. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other, net within Other income (expense) in the Company’s consolidated statements of operations.

The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of December 31, 2011 and the corresponding positions as of December 31, 2010:

	Notional Amount
Net Buy (Sell) by Currency	December 31, 2011	December 31, 2010
Chinese Yuan	$191	$14
Euro	(154)	(54)
Canadian Dollar	47	35
Indian Rupee	(40)	(43)
Brazilian Real	37	(394)

The Company did not have any fair value hedge activity during 2011. For each of the years ended December 31, 2011, 2010 and 2009, income (loss) representing the ineffective portion of changes in the fair value of cash flow hedge positions was de minimis. These amounts are included in Other, net within Other income (expense) in the Company’s consolidated statements of operations. The above amounts include the change in the fair value of derivative contracts related to the changes in the difference between the spot price and the forward price. These amounts are excluded from the measure of effectiveness. Expense (income) related to cash flow hedges that were discontinued for the years ended December 31, 2011, 2010 and 2009 are included in the amounts noted above.

Counterparty Risk

The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of nonperformance by counterparties. However, the risk is limited to the fair value of the instruments when the derivative is in an asset position. At the present time, all of the counterparties have investment grade credit ratings. As of December 31, 2011 the Company was exposed to an aggregate credit risk of approximately $10 million with all counterparties.

The following table summarizes the effect of derivative instruments in our consolidated statements of operations:

Year Ended December 31, 2011	Loss on Derivative Instruments	Statement of Operations Location
Derivatives designated as hedging instruments:
Foreign exchange contracts – Fair value hedges	$—	Foreign currency income (expense)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	(38)	Other income (expense)

Total derivatives not designated as hedging instruments	$(38)

Year Ended December 31, 2010	Loss on Derivative Instruments	Statement of Operations Location
Derivatives designated as hedging instruments:
Foreign exchange contracts – Fair value hedges	$—	Foreign currency income (expense)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	(44)	Other income (expense)

Total derivatives not designated as hedging instruments	$(44)

Fair Value of Financial Instruments

The Company’s financial instruments include cash equivalents, accounts receivable, accounts payable, accrued liabilities, derivative financial instruments and other financing commitments. The Company’s available-for-sale investment portfolios and derivative financial instruments are recorded in the Company’s consolidated balance sheets at fair value. All other financial instruments are carried at cost, which is not materially different than the instruments’ fair values.

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

Components of earnings (loss) before income taxes are as follows:

Years Ended December 31	2011	2010	2009
United States	$(565)	$(101)	$(1,504)
Other countries	417	97	169

	$(148)	$(4)	$(1,335)

Components of income tax expense (benefit) are as follows:

Years Ended December 31	2011	2010	2009
United States	$—	$(3)	$(42)
Other countries	148	71	70
States (U.S.)	(1)	2	11

Current income tax expense	147	70	39

United States	—	12	11
Other countries	(46)	(7)	(47)
States (U.S.)	—	—	(3)

Deferred income tax expense (benefit)	(46)	5	(39)

Total income tax expense	$101	$75	$—

The Company evaluates its permanent reinvestment with respect to foreign earnings at each reporting period and, except for certain earnings that the Company intends to reinvest indefinitely, accrues for the U.S. federal income taxes and foreign withholding taxes applicable to the earnings. Undistributed earnings that the Company intends to reinvest indefinitely, and for which no U.S. federal income taxes or foreign withholding taxes have been provided, aggregate $230 million at December 31, 2011. The repatriation of earnings considered indefinitely reinvested would result in a $24 million tax charge for related withholding taxes.

Differences between income tax expense (benefit) computed at the U.S. federal statutory tax rate of 35% and income tax expense (benefit) are as follows:

Years Ended December 31	2011	2010	2009
Income taxes at statutory rate	$(52)	$(1)	$(467)
Taxes on non-U.S. earnings	(44)	44	(26)
State income taxes	(1)	(1)	(24)
Valuation allowances	193	80	489
Other provisions	—	(66)	17
Other	5	19	11

	$101	$75	$—

Deferred Income Taxes

During the year ended December 31, 2011, the Company’s income tax balances which had been presented on a hypothetical carve-out basis at December 31, 2010 were adjusted to reflect the Company’s post-Separation stand-alone income tax positions, including those related to unrecognized tax benefits, tax loss and credit carryforwards, other deferred tax assets and valuation allowances. These post-Separation adjustments resulted in a $33 million decrease in income taxes payable and a $1 million decrease in net deferred tax assets including valuation allowances; these decreases were offset by a $32 million increase in additional paid-in capital.

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

Significant components of deferred tax assets (liabilities) are as follows:

December 31	2011	2010
Inventory	$110	$168
Warranty and customer reserves	160	145
Accrued liabilities and allowances	176	147
Employee benefits	187	188
Tax loss and credit carry forwards	807	1,230
Capitalized items	1,047	984
Undistributed non-U.S. earnings	(7)	(120)
Other	102	139

Total net deferred tax assets before valuation allowances	2,582	2,881
Valuation allowances	(2,464)	(2,800)

Total net deferred tax asset	$118	$81

Following the adjustments discussed above, as of December 31, 2011 the Company’s net deferred tax assets, exclusive of valuation allowances, were $2.6 billion, compared to $2.9 billion as of December 31, 2010. As of December 31, 2011, the valuation allowance against the net deferred tax assets was $2.5 billion, as compared to $2.8 billion as of December 31, 2010.

Included in the net deferred tax assets of $2.6 billion as of December 31, 2011 are: (i) approximately $900 million of deferred tax assets related to capitalized R&D costs that may be amortized for tax purposes through 2019; (ii) approximately $800 million of deferred tax assets related to U.S. and foreign tax loss and credit carryforwards; and (iii) approximately $900 million of deferred taxes related to other temporary differences.

The Company has U.S. deferred tax assets for tax loss and credit carryforwards of approximately $720 million. The U.S. tax carryforwards are comprised of general business credits, foreign tax credits and the tax effect of net operating loss carryforwards of approximately $80 million, $100 million and $540 million, respectively. The general business credits are scheduled to expire between 2016 and 2030, foreign tax credits between 2016 and 2020, U.S. federal net operating losses between 2019 and 2030 and state net operating losses between 2012 and 2030.

Unrecognized Tax Benefits

The Company had unrecognized tax benefits of $23 million and $101 million, at December 31, 2011 and December 31, 2010, respectively. The decrease in unrecognized tax benefits is primarily attributable to a $76 million decrease relating to post-Separation adjustments.

The changes to the unrecognized tax benefits are as follows:

Balance at December 31, 2010	$101
Post-Separation adjustments	(76)
Additions based on tax positions related to current year	5
Additions based on tax positions related to prior year	4
Reductions based on tax positions related to prior year	(4)
Settlements/other	(7)

Balance at December 31, 2011	$23

Included in the balance of total unrecognized tax benefits at December 31, 2011 are potential tax benefits of approximately $10 million, net of changes to valuation allowances, that if recognized would affect the effective tax rate.

Based on the potential outcome of the Company’s global tax examinations, the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the unrecognized tax benefits will change within the next 12 months. The associated impact on the reserve balance is estimated to be a decrease in the range of $0 to $15 million.

The Company’s U.S. operations are included in the Former Parent’s U.S. Federal consolidated income tax returns which are examined by the Internal Revenue Service (“IRS”) for tax years 2008 through January 4, 2011. The Company’s U.S. Federal consolidated income tax return for the year ended December 31, 2011 is examined by the IRS through the IRS’ Compliance Assurance Process (“CAP”) program. The Company also has audits pending in several states and foreign tax jurisdictions. The Company has open tax years in Brazil from 2006 through 2011 and in China from 2010 through 2011. Although the final resolution of the Company’s global tax disputes is uncertain, based on current information, in the opinion of the Company’s management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

The Company and Former Parent have entered into a tax sharing agreement, which provides that the Company will not be responsible for any unrecognized tax benefits and related interest and penalties that are attributable to the Company while the Company shared in income tax filings with the Former Parent. The Company will be responsible for unrecognized tax benefits and related interest and penalties for periods subsequent to Separation and in cases where the Company took ownership of existing Former Parent entities upon Separation.

6.    Employee Benefits

The historical statements of operations include expense allocations for certain fringe benefit costs and other employee benefits provided by the Former Parent including costs related to the Former Parent’s defined benefit and defined contribution pension plans, the post retirement healthcare plan, 401(k) match and profit sharing, group health benefits, restricted stock compensation and other incentive programs. Such costs were allocated to the Company as follows:

•	401(k) and other defined contribution plans based on contributions made by the Former Parent to participants employed at the Company

•	Defined benefit pension plans based on eligible compensation of plan participants employed at the Company

•	Retiree health care based on eligible years of service to the Company

•	Group health care benefits based on employee headcount

These costs are reflected in Cost of sales, Selling, general and administrative expenses, and Research and development expenditures in the Company’s consolidated statements of operations. Total employee benefit costs allocated to the Company were $359 million and $328 million for the years ended December 31, 2010 and 2009 respectively. Following the Separation, the Company no longer reflects expenses in its consolidated statements of operations related to the Former Parent’s U.S. defined benefit pension plan or post retirement health care plan.

Defined Benefit Pension Plans

On July 31, 2010, the employees of the Former Parent’s Mobile Devices and/or Home businesses (including related corporate and shared services employees) were transferred to the Company (except certain non-U.S. employees for which transfer on such date was not possible and whose transfer was effected on a subsequent transfer date agreed to by the Former Parent and the Company). For U.S. employees, the Company established comparable employee benefit plans or programs for Motorola Mobility employees, except with respect to pension benefits, deferred compensation, post-employment health benefits and certain other programs. For non-U.S. employees, Motorola Mobility established or maintained employee benefit plans as were required under applicable law or necessary to ensure the transfer of employees without triggering severance obligations. The assets and liabilities related to the plans established and/or maintained are included in the Company’s consolidated balance sheet as of December 31, 2011, and the costs are included in the consolidated statements of operations for the year-ended December 31, 2011. The defined benefit pension plans principally relate to employees in Germany, Taiwan, Japan and Korea (the “Non-U.S. plans”).

As of December 31, 2011 and 2010, the fair value of our projected benefit obligation in aggregate for the Non-U.S. plans was $117 million and $116 million, respectively, and the fair value of our plan assets in aggregate was $26 million and $27 million, respectively. As a result, the Non-U.S. plans are underfunded by $91 million at December 31, 2011 and $89 million at December 31, 2010 and are recorded as a net liability in the consolidated balance sheets. Unrecognized net gains (losses) are recorded in equity as a component of accumulated other comprehensive income (loss), net of tax. As of December 31, 2011 and 2010, the amount recorded in accumulated other comprehensive income (loss), net of tax, was $11 million and $10 million, respectively. For the year-ended December 31, 2011 and 2010, the consolidated statements of operations included $10 million and $7 million of net periodic pension costs, respectively, related to the Non-U.S. plans. The Company expects to make cash contributions of approximately $4 million to its Non-U.S. plans in 2012.

The Company has adopted a pension investment policy designed to meet or exceed the expected rate of return on plan assets assumption. To achieve this, the pension plans invest plan assets in equity and fixed income securities and cash. In addition, some plans invest in insurance contracts. In Taiwan, the pension assets are held by the Bank of Taiwan and the Company does not have the authority on how to invest the funds.

The Company’s measurement date of its plan assets and obligations is December 31. As of December 31, 2011, weighted average actual allocation of plan assets was 4% equity securities, 23% fixed income securities and 73% cash and other investments. As of December 31, 2011, 42% of the investment portfolio was valued at quoted prices in active markets for identical assets; 39% was valued using quoted prices for similar assets in active or inactive markets, or other observable inputs; and 19% was valued using unobservable inputs that are supported by little or no market activity.

Postretirement Health Care Plan

The Company has no postretirement health care benefit plans in the U.S. and no significant postretirement health care benefit plans outside the U.S.

Defined Contribution Plans

The Company and certain of its subsidiaries have various defined contribution plans, in which all eligible employees participate. In the U.S., the 401(k) plan is a contributory plan. Matching contributions are based upon the amount of the employees’ contributions at a rate of 100% on the first 4% of pre-tax employee contributions.

The Company’s expenses, primarily relating to the employer match, for all defined contribution plans, for the years ended December 31, 2011, 2010 and 2009 were $34 million, $19 million and $5 million respectively. The costs for 2010 and 2009 were allocated to the Company from the Former Parent.

7.    Share-Based Compensation Plans and Other Incentive Plans

Upon Separation, all outstanding Former Parent stock options, stock appreciation rights and RSUs for the Company’s employees were replaced with awards in the Company using a formula designed to preserve the intrinsic value and fair value of the award immediately prior to Separation. There was no incremental compensation expense to the Company related to the replacement of the Former Parent share-based compensation awards. Any unrecognized compensation expense related to the replaced awards will be recognized by the Company over the remaining vesting period of the awards. During the year ended December 31, 2011, the Company began to grant share based compensation to employees and non-employee directors under the Company’s incentive plans. The Company has presented specific disclosures related to share-based awards granted by the Company upon and after Separation. For periods prior to Separation, the Company has included the share-based compensation expense that was allocated to the Company by the Former Parent.

Stock Options

During the year ended December 31, 2011, the Company began to grant stock options to acquire shares of common stock to certain employees and non-employee directors. Each stock option granted has an exercise price of no less than 100% of the fair market value of the common stock on the date of the grant. The awards generally have a contractual life of ten years and generally vest over two to four years. Stock options assumed or replaced with comparable stock options in conjunction with a change in control only become exercisable if the holder is also involuntarily terminated (for a reason other than cause) or quits for good reason within 24 months of a change in control.

The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average estimated fair value of employee stock options granted during the year ended December 31, 2011 was $11.70 using the following weighted-average assumptions:

Year ended	December 31, 2011
Expected volatility	37%
Risk-free interest rate	1.9%
Dividend yield	—
Expected life (years)	6

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

The risk-free interest rate assumption is based upon the closing rate on the date of grant for U.S. treasury notes that have a life which approximates the expected life of the option. The dividend yield assumption is based on the Company’s future expectation of dividend payouts. The expected life of employee stock options represents the average of the contractual term of the options and the weighted-average vesting period for all option tranches.

The Company has applied forfeiture rates, estimated based on historical data, of 8.3% annualized to the option fair values calculated by the Black-Scholes option pricing model. These estimated forfeiture rates are applied to grants based on their remaining vesting term and may be revised in subsequent periods if actual forfeitures differ from these estimates.

For stock options granted during the year ended December 31, 2011 that contain market conditions, the Company utilizes Monte Carlo simulations in conjunction with the assumptions noted above to determine the fair value and vesting period for the award.

During the year ended December 31, 2011, the Company granted 9.7 million stock options. As of December 31, 2011, the Company has 20.1 million stock options and stock appreciation rights (converted Former Parent awards) outstanding.

Stock option activity for 2011 for the Company’s employees was as follows (in thousands):

	Shares Subject to Options	Wtd. Avg. Exercise Price
Options outstanding at Separation, January 4, 2011	15,507	$30
Options granted	9,697	29
Options exercised	(4,108)	22
Options terminated, canceled or expired	(983)	31

Options outstanding at December 31, 2011	20,113	31

Options exercisable at December 31, 2011	9,038	34

At December 31, 2011, the Company had $87 million of total unrecognized compensation expense, net of estimated forfeitures, related to the Company’s employees under the Company’s stock option plan which will be recognized over the weighted average period of approximately three years. For the year ended December 31, 2011, the total intrinsic value of options exercised by the Company’s employees was $58 million. The aggregate intrinsic value for options outstanding and exercisable by the Company’s employees as of December 31, 2011 was $176 million and $66 million, respectively.

The following table summarizes information about stock options held by the Company’s employees that were outstanding and exercisable at December 31, 2011 (in thousands, except exercise price and years):

	Options Outstanding			Options Exercisable
Exercise price range	No. of options	Wtd. avg. Exercise Price	Wtd. avg. contractual life (in yrs.)	No. of options	Wtd. avg. Exercise Price
Under $7	4	$5	6	4	$5
$7-$15	113	15	7	60	15
$15-$24	992	20	5	584	18
$24-$35	13,273	28	8	2,724	25
$35-$54	5,040	36	6	4,978	36
$54-$81	645	63	4	643	63
Over $81	46	128	1	46	128

	20,113			9,038

The weighted-average contractual life for options outstanding and exercisable as of December 31, 2011 was seven years and five years, respectively.

Restricted Stock and Restricted Stock Units

RS and RSU grants consist of shares or the rights to shares of the Company’s common stock which were awarded to the Company’s employees. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee.

RS and RSU activity for the Company’s employees during 2011 was as follows (in thousands, except fair value and employee data):

	RS & RSUs	Wtd. Avg. Grant Date Fair Value
RS & RSUs outstanding at January 4, 2011	7,536	$26
Granted	5,689	31
Vested	(2,877)	28
Terminated or canceled	(951)	27

RS & RSUs outstanding at December 31, 2011	9,397	29
Number of employees granted RSUs	7,025

At December 31, 2011, $202 million of total unrecognized compensation expense, net of estimated forfeitures, related to the Company’s employees holding RS and RSUs will be recognized over the weighted average period of approximately two years. The total fair value of RSU shares vested during the year ended December 31, 2011 was $74 million. The aggregate fair value of outstanding RS and RSUs as of December 31, 2011 was $271 million.

Employee Stock Purchase Plan

During the year ended December 31, 2011, employees began to participate in the Company’s new employee stock purchase plan. The employee stock purchase plan allows eligible participants to purchase shares of the Company’s common stock through payroll deductions of up to 10% of eligible compensation on an after-tax basis. Plan participants cannot purchase more than $25,000 of stock in any calendar year. The price an employee pays per share is 85% of the lower of the fair market value of the Company’s stock on the close of the first trading day or last trading day of the purchase period. The plan has two purchase periods, the first one from May 1 through October 31 and the second one from November 1 through April 30. During the year ended December 31, 2011, employees purchased 0.9 million shares at a purchase price of $21.50 per share. During the year ended December 31, 2011, the Company announced that the period ending October 31, 2011 would be the final period that employees would be able to purchase common stock of the Company under the plan.

Total Share-Based Compensation Expense

Compensation expense for the Company’s employee stock options, SARs, employee stock purchase plans, restricted stock and RSUs related to the Company’s employees, as well as historically allocated compensation expense from the Former Parent’s corporate functions for 2010 and 2009, was as follows:

Years Ended December 31	2011	2010	2009
Share-based compensation expense included in:
Costs of sales	$15	$16	$15
Selling, general and administrative expenses	86	93	99
Research and development expenditures	55	54	52

Share-based compensation expense included in Operating earnings (loss)	156	163	166
Tax benefit	—	—	—

Share-based compensation expense, net of tax	$156	$163	$166

A portion of the historical Former Parent’s share-based compensation expense has been allocated to the Company based on the awards granted to the Company’s employees and a three-part formula that averages the relative percentage of the Company’s net revenues, payroll and net property, plant and equipment/inventory to the respective total Former Parent amounts for awards granted to the Former Parent’s corporate employees.

Motorola Mobility Incentive Plan

Historically the Company participated in the Former Parent’s incentive plan. During the year ended December 31, 2011, the Motorola Mobility Incentive Plan was established and provides eligible employees with an annual payment, calculated as a percentage of an employee’s eligible earnings, in the year after the close of the current calendar year if specified goals are met. The Company’s provisions for awards under these incentive plans for the years ended December 31, 2011, 2010 and 2009 were $144 million, $106 million and $57 million, respectively.

8.    Fair Value Measurements

The Company had no non-financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2011.

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

The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of December 31, 2011 and 2010 were as follows:

December 31, 2011	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$2,793	$—	$—	$2,793
Time deposits and bank drafts	—	363	—	363
Foreign exchange derivative contracts	—	10	—	10

December 31, 2010	Level 1	Level 2	Level 3	Total
Assets:
Common stock and equivalents	$21	$—	$—	$21
Foreign exchange derivative contracts	—	1	—	1
Liabilities:
Foreign exchange derivative contracts	$—	$8	$—	$8

Pension Plan Assets

The fair value of the Non-U.S. pension plans’ assets by level in the fair value hierarchy as of December 31, 2011 and 2010 were as follows:

December 31, 2011	Level 1	Level 2	Level 3	Total
Common stock and equivalents	$1	$—	$—	$1
Corporate bonds	—	6	—	6
Short-term investment funds	—	4	—	4
Insurance contracts	—	—	5	5

Total investment securities	$1	$10	$5	$16
Cash				10

Fair value of plan assets				$26

December 31, 2010	Level 1	Level 2	Level 3	Total
Common stock and equivalents	$6	$—	$—	$6
Corporate bonds	—	6	—	6
Government and agency obligations	—	1	—	1
Short-term investment funds	—	3	—	3
Insurance contracts	—	—	5	5

Total investment securities	$6	$10	$5	$21
Cash				6

Fair value of plan assets				$27

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

9.    Sales of Receivables

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

Total accounts receivable sold by the Company were $143 million for the year ended December 31, 2011, compared to $220 million for the year ended December 31, 2010 and $551 million for the year ended December 31, 2009. As of December 31, 2011, there were no accounts receivable outstanding under these programs for which the Company retained servicing obligations, compared to $43 million at December 31, 2010.

10.    Credit Facilities

On January 4, 2011, the Company entered into a $500 million unsecured three-year credit agreement (the “Credit Agreement”) with a syndicate of lenders. The Credit Agreement provides for a revolving credit facility and a letter of credit facility, is guaranteed by certain of the Company’s subsidiaries, and contains restrictive covenants. The Company may use any borrowings under the Credit Agreement for general corporate purposes. No obligations are outstanding under the Credit Agreement as of December 31, 2011.

11.    Commitments and Contingencies

Legal

The Company is involved in various lawsuits, claims and investigations arising in the normal course of business and relating to the Company’s business. The Company is currently engaged in significant patent litigation with Microsoft and Apple in many different forums within and outside the U.S., including in the U.S. International Trade Commission (“ITC”). The Company expects final ITC determinations on the Microsoft patent infringement matter against the Company in April 2012 and on the Apple patent infringement matter against the Company at the ITC in May 2012, each with a sixty-day presidential review period subject to any applicable bonding requirements. An ultimate loss for the Company in an ITC action could result in a prohibition on importing infringing products or products incorporating infringing components into the U.S. The Company’s manufacturing is conducted outside the U.S. and the Company imports all of its products into the U.S. An ultimate loss in the ITC also could necessitate workarounds to shift to non-infringing products or limit certain features of our products, increasing costs. Such patent litigation also could result in increased costs for the Company associated with damages, development of non-infringing products, and licenses under the subject intellectual property.

In the opinion of management, the ultimate disposition of these various matters is not expected to have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an unfavorable resolution could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations in the periods in which the matters are ultimately resolved. If the Company is prohibited from importing infringing products into the U.S. and the scope of the prohibition impacts a meaningful portion of the Company’s products, disposition of such an ITC matter could have a material impact on the Company’s consolidated financial position, liquidity or results of operations.

Tax and Regulatory Proceedings in Brazil

In connection with the Company’s operations in Brazil, Brazilian tax authorities have proposed assessments against the Company’s Brazilian subsidiary relating to various technology transfer taxes, duties, value added taxes, certain other taxes and labor related matters related to the subsidiary’s operations for calendar years 1997 through 2010. As of December 31, 2011, these assessments collectively represent reasonably possible loss contingencies under the applicable accounting standards of up to approximately $418 million, based on the exchange rate in effect at December 31, 2011, including interest and penalties. However, the Company is vigorously disputing these matters, believes it has valid defenses that are supported by the law, and believes that this amount is not a meaningful indicator of liability. These matters are progressing through the multiple levels of administrative and judicial review available in Brazil. Due to the complexities and uncertainty surrounding the administrative and judicial process in Brazil and the nature of the claims asserted, the Company does not expect a final resolution of these matters for several years.

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

As of December 31, 2011, the Company had approximately $150 million of cash deposits, including accrued interest, for these matters, which are included in Cash deposits in the Company’s consolidated balance sheet as of December 31, 2011.

Leases

The Company owns many of its major facilities and leases certain office, factory and warehouse space, land, and information technology and other equipment under principally non-cancelable operating leases. Prior to Separation the Former Parent owned many of its major facilities and leased certain office, factory and warehouse space, land, and information technology and other equipment under principally non-cancelable operating leases. The Former Parent identified a landlord for each facility based on the primary resident of the facility. The Former Parent allocated a portion of its facility and lease expenses to the Company based on the square footage occupied by employees of the Company; such allocation is included in the Company’s consolidated statements of operations. Total rental expense, primarily comprised of facilities rental expense, net of sublease income, for the years ended December 31, 2011, 2010 and 2009 was $50 million, $61 million and $62 million, respectively.

At December 31, 2011, future minimum lease obligations for the next five years and beyond are as follows: 2012—$98 million; 2013—$66 million; 2014—$50 million; 2015—$39 million; 2016—$33 million; beyond—$72 million. Actual results may differ from these estimates.

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

The Company (and its subsidiaries and businesses) is also a party to a variety of agreements pursuant to which it is obligated to indemnify the other party with respect to certain matters. Some of these obligations arise as a result of divestitures of the Company’s assets or businesses and require the Company to hold the other party harmless against losses arising from the settlement of these pending obligations. The total amount of indemnification under these types of provisions is $6 million, of which the amount accrued by the Company as of December 31, 2011 for potential claims under these provisions was de minimis.

12.    Information by Segment and Geographic Region

The Company reports financial results for the following business segments:

•

The Mobile Devices segment designs, manufactures, sells and services wireless mobile devices, including smartphones, with integrated software and accessory products, and licenses intellectual property.

•

The Home segment designs, manufactures, sells, installs and services set-top boxes for digital video, Internet Protocol (“IP”) video, satellite and terrestrial broadcast networks, end-to-end digital video and Internet Protocol Television (“IPTV”) distribution systems, broadband access network infrastructure platforms, and associated data and voice CPE and associated software solutions to cable television (“TV”) and telecommunication service providers.

Segment operating results are measured based on operating earnings adjusted, if necessary, for certain segment-specific items and Former Parent corporate function allocations. Intersegment and intergeographic revenues are accounted for on an arm’s-length pricing basis. The Company had no intersegment revenues for the years ended December 31, 2011, 2010 and 2009. Net revenues to other Former Parent businesses were de minimis for the year ended December 31, 2011 and $17 million and $45 million for the years ended December 31, 2010 and 2009, respectively.

Identifiable assets (excluding intersegment receivables) are the Company’s assets that are identified with classes of similar products or operations in each geographic region.

For the year ended December 31, 2011, approximately 19% of net revenues were from Verizon Communications Inc. (including Verizon Wireless). For the years ended December 31, 2010 and 2009, approximately 28% and 17%, respectively, of net revenues were from Verizon Communications Inc. (including Verizon Wireless).

Segment information

	Net Revenues			Operating Earnings (Loss)
Years Ended December 31	2011	2010	2009	2011	2010	2009
Mobile Devices	$9,531	$7,819	$7,146	$(285)	$(76)	$(1,222)
Home	3,533	3,641	3,904	226	152	11

	$13,064	$11,460	$11,050

Merger-related transaction costs				(83)	—	—

Operating earnings (loss)				(142)	76	(1,211)
Total other income (expense)				(6)	(80)	(124)

Loss before income taxes				$(148)	$(4)	$(1,335)

	Assets			Capital Expenditures			Depreciation Expense
Years Ended December 31	2011	2010	2009	2011	2010	2009	2011	2010	2009
Mobile Devices	$5,898	$3,330	$2,815	$158	$125	$35	$115	$120	$104
Home	$3,832	$2,874	3,043	42	18	32	47	55	50

	$9,730	$6,204	$5,858	$200	$143	$67	$162	$175	$154

Geographic area information

	Net Revenues			Assets			Property, Plant and Equipment, net
Years Ended December 31	2011	2010	2009	2011	2010	2009	2011	2010	2009
United States	$6,756	$7,423	$7,039	$7,770	$4,529	$4,244	$446	$418	$450
China	1,407	773	648	975	850	586	197	196	149
Brazil	1,225	656	661	757	762	640	75	88	90
Singapore	58	50	27	49	36	330	1	2	17
Other nations, net of eliminations	3,618	2,558	2,675	179	27	58	86	102	101

	$13,064	$11,460	$11,050	$9,730	$6,204	$5,858	$805	$806	$807

Net revenues by geographic region are measured by the locale of the end customer.

13.    Reorganization of Businesses

The Company has a formal Involuntary Severance Plan (“Severance Plan”), which permits the Company to offer eligible employees severance benefits based on years of service and employment grade level in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. Under the Severance Plan, severance benefits will be paid in biweekly installments to impacted employees rather than in lump sum payments. The Company recognizes termination benefits based on formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management. Exit costs consist of future minimum lease payments on vacated facilities and other contractual terminations. At each reporting date, the Company evaluates its accruals for employee separation and exit costs to ensure the accruals are still appropriate. In certain circumstances, accruals are no longer needed because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. In these cases, the Company reverses accruals through the consolidated statements of operations where the original charges were recorded when it is determined they are no longer needed.

Prior to Separation, the Company participated in the Former Parent’s Involuntary Severance Plan which was essentially the same as the Company’s current Severance Plan.

2011 Charges

During the year ended December 31, 2011 the Company continued to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. Both of the Company’s business segments were impacted by these plans. The employees affected were located in all regions.

During the year ended December 31, 2011, the Company recorded reorganization of business charges of $31 million, including $5 million of charges in Costs of sales and $26 million of charges under Other charges in the Company’s consolidated statements of operations. Included in the aggregate $31 million are charges of $28 million for employee separation costs, partially offset by $4 million and $3 million of reversals to Other charges and Costs of sales, respectively, for accruals no longer needed.

The following table displays the net charges incurred by business segment:

Year Ended December 31	2011
Mobile Devices	$25
Home	6

$31

The following table displays a roll forward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2011 to December 31, 2011:

2011	Accruals at January 1	Additional Charges	Adjustments	Amount Used	Accruals at December 31
Exit costs	$12	$3	$—	$(10)	$5
Employee separation costs	32	28	(7)	(32)	21

	$44	$31	$(7)	$(42)	$26

Exit Costs

At January 1, 2011, the Company had an accrual of $12 million for exit costs attributable to lease terminations. There were additional charges of $3 million related to exit costs during 2011. The $10 million used reflects cash payments. The remaining accrual of $5 million, which is included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2011, represents future cash payments, primarily for lease termination obligations that are expected to be paid over a number of years.

Employee Separation Costs

At January 1, 2011, the Company had an accrual of $32 million for employee separation costs, representing the severance costs for approximately 1,100 employees. The additional 2011 charges of $28 million represent severance costs for approximately an additional 800 employees, of which 200 are direct employees and 600 are indirect employees.

The adjustments of $7 million reflect the reversals of accruals no longer needed.

During the year ended December 31, 2011, approximately 800 employees, of which 200 were direct employees and 600 were indirect employees, were separated from the Company. The $32 million used in 2011 reflects cash payments to these separated employees. The remaining accrual of $21 million, which is included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2011, is expected to be paid in 2012 to: (i) severed employees who began receiving payments in 2011, and (ii) approximately 700 employees who will begin receiving payments in 2012.

2010 Charges

During the year ended December 31, 2010, the Company continued to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. Both of the Company’s business segments were impacted by these plans. The employees affected were located in all regions.

During the year ended December 31, 2010, the Company recorded net reorganization of business charges of $63 million, including $17 million of charges in Costs of sales and $46 million of charges under Other charges in the Company’s consolidated statements of operations. Included in the aggregate $63 million are charges of $81 million for employee separation costs, partially offset by $18 million of reversals for accruals no longer needed.

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

Exit Costs

At January 1, 2010, the Company had an accrual of $39 million for exit costs attributable to lease terminations. There were no material additional charges related to exit costs during 2010. The adjustments of $7 million reflect: (i) $6 million of reversals of accruals no longer needed, and (ii) $1 million of foreign currency translation adjustments. The $20 million used reflects cash payments. The remaining accrual of $12 million, which is included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2010, represents future cash payments, primarily for lease termination obligations that are expected to be paid over a number of years.

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

During the year ended December 31, 2010, approximately 1,500 employees, of which 500 were direct employees and 1,000 were indirect employees, were separated from the Company. The $68 million used in 2010 reflects cash payments to these separated employees. The remaining accrual of $32 million, which is included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2010, is expected to be paid in 2011 to: (i) severed employees who began receiving payments in 2010, and (ii) approximately 1,100 employees who will begin receiving payments in 2011.

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

During the year ended December 31, 2009, the Company recorded net reorganization of business charges of $210 million, including $55 million of charges in Costs of sales and $155 million of charges under Other charges in the Company’s consolidated statements of operations. Included in the aggregate $210 million are charges of $206 million for employee separation costs, $28 million for exit costs and $20 million for fixed asset impairment charges, partially offset by $44 million of reversals for accruals no longer needed.

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

Exit Costs

At January 1, 2009, the Company had an accrual of $63 million for exit costs attributable to lease terminations. The additional 2009 charges of $28 million were primarily related to the exit of leased facilities and contractual termination costs. The adjustments of $8 million reflect $9 million of reversals of accruals no longer needed, partially offset by $1 million of foreign currency translation adjustments. The $44 million used in 2009 reflects cash payments. The remaining accrual of $39 million, which is included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2009, represents future cash payments, primarily for lease termination obligations that are expected to be paid over a number of years.

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

During the year ended December 31, 2009, approximately 7,600 employees, of which 3,500 were direct employees and 4,100 were indirect employees, were separated from the Company. The $244 million used in 2009 reflects cash payments to these separated employees. The remaining accrual of $33 million was included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2009.

14.    Acquisitions, Intangible Assets and Goodwill

Acquisitions

The Company accounts for acquisitions using purchase accounting with the results of operations for each acquiree included in the Company’s consolidated financial statements for the period subsequent to the date of acquisition. The pro forma effects of these acquisitions on the Company’s consolidated financial statements were not significant individually or in the aggregate.

The allocation of value to in-process research and development was determined using expected future cash flows discounted at average risk adjusted rates reflecting both technological and market risk as well as the time value of money. Historical pricing, margins and expense levels, where applicable, were used in the valuation of the in-process products. The in-process research and development acquired will have no alternative future uses if the products are not feasible. Charges related to the write-off of such items were $4 million during the year ended December 31, 2011.

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

The Company did not have any individually significant acquisitions during the years ended December 31, 2011, 2010 and 2009.

Intangible Assets

Intangible assets and accumulated amortization, excluding goodwill, consists of the following:

	2011		2010
December 31	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Completed technology	$515	$459	$507	$418
Licensed technology	106	106	105	105
Patents	97	24	97	16
Customer-related	64	46	62	37
In-process research and development	—	—	10	—
Other intangible assets	38	38	38	38

	$820	$673	$819	$614

Amortization expense on intangible assets, which is included within Other charges (income) in the consolidated statements of operations, was $59 million, $55 million and $57 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, future amortization expense is estimated to be $42 million in 2012, $33 million in 2013, $18 million in 2014, $12 million in 2015 and $9 million in 2016.

Intangible assets and accumulated amortization, excluding goodwill, by business segment were as follows:

	2011		2010
December 31	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Mobile Devices	$148	$64	$153	$53
Home	672	609	666	561

	$820	$673	$819	$614

Goodwill

The following table displays a roll forward of the carrying amount of goodwill by reportable segment from January 1, 2009 to December 31, 2011:

	Mobile Devices	Home	Total
Balance as of January 1, 2009:
Aggregate goodwill acquired	55	1,361	1,416
Accumulated impairment losses	(55)	(73)	(128)
Goodwill, net of impairment losses	—	1,288	1,288
Adjustments	—	(3)	(3)
Balance as of December 31, 2009:
Aggregate goodwill acquired	55	1,358	1,413
Accumulated impairment losses	(55)	(73)	(128)
Goodwill, net of impairment losses	—	1,285	1,285
Goodwill acquired	78	33	111
Balance as of December 31, 2010:
Aggregate goodwill acquired	133	1,391	1,524
Accumulated impairment losses	(55)	(73)	(128)
Goodwill, net of impairment losses	78	1,318	1,396
Goodwill acquired	9	28	37
Balance as of December 31, 2011:
Aggregate goodwill acquired	142	1,419	1,561
Accumulated impairment losses	(55)	(73)	(128)
Goodwill, net of impairment losses	$87	$1,346	$1,433

The Company conducts its annual assessment of goodwill for impairment in the fourth quarter of each year. The goodwill impairment test is performed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment. The Company has determined that the Mobile Devices segment meets the requirement of a reporting unit. For the Home segment, the Company has identified two reporting units, the Home Devices reporting unit and the Network Infrastructure Solutions reporting unit. For the 2011 annual assessment, the Company adopted new accounting guidance that allowed us to perform a qualitative assessment to determine whether it was more likely than not that the goodwill balance had been impaired. For the 2010 and 2009 annual assessment the Company performed valuation analyses, utilizing both income and market-based approaches, in its goodwill assessment process. The determination of the fair value of the reporting units and other assets and liabilities within the reporting units requires the Company to make significant estimates and assumptions.

Based on the results of the 2011, 2010 and 2009 annual assessments of the recoverability of goodwill, the Company determined that there was no impairment of goodwill.

15.    Valuation and Qualifying Accounts

The following table presents the valuation and qualifying account activity for the years ended December 31, 2011, 2010 and 2009:

	Balance at January 1	Charged to Earnings	Used	Adjustments	Balance at December 31
2011
Reorganization of Businesses	$44	$31	$(42)	$(7)	$26
Allowance for Doubtful Accounts	49	9	(23)	(12)	23
Inventory Reserves	389	110	(215)	(56)	228
Warranty Reserves	206	376	(304)	(1)	277
Customer Reserves	256	1,019	(772)	(121)	382
2010
Reorganization of Businesses	$72	$81	$(88)	$(21)	$44
Allowance for Doubtful Accounts	59	8	(9)	(9)	49
Inventory Reserves	534	151	(229)	(67)	389
Warranty Reserves	156	323	(244)	(29)	206
Customer Reserves	224	704	(545)	(127)	256
2009
Reorganization of Businesses	$166	$234	$(288)	$(40)	$72
Allowance for Doubtful Accounts	97	18	(41)	(15)	59
Inventory Reserves	472	80	(34)	16	534
Warranty Reserves	215	209	(219)	(49)	156
Customer Reserves	377	694	(699)	(148)	224

Adjustments include foreign currency translation adjustments.

16.    Quarterly and Other Financial Data (unaudited)

	2011				2010
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
Operating Results:
Net revenues	$3,032	$3,337	$3,259	$3,436	$2,480	$2,609	$2,946	$3,425
Costs of sales	2,277	2,473	2,415	2,582	1,885	1,945	2,155	2,510

Gross margin	755	864	844	854	595	664	791	915

Selling, general and administrative expenses	417	456	426	446	371	385	385	451
Research and development expenditures	357	395	390	384	367	372	373	367
Other charges (income)	17	36	33	102	29	(209)	27	(29)

Operating earnings (loss)	(36)	(23)	(5)	(78)	(172)	116	6	126

Net earnings (loss) attributable to Motorola Mobility Holdings, Inc.	$(81)	$(56)	$(32)	$(80)	$(212)	$80	$(34)	$80
Per Share Data:
Basic earnings (loss) per common share*	$(0.27)	$(0.19)	$(0.11)	$(0.27)	$(0.72)	$0.27	$(0.12)	$0.27

*	The computation of basic earnings (loss) per common share for all periods through December 31, 2010, is calculated using the number of shares of Motorola Mobility Holdings, Inc. common stock outstanding on January 4, 2011, following the distribution of one share of Motorola Mobility Holdings, Inc. common stock for every eight shares of Motorola, Inc. common stock.

Item    9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Motorola Mobility Holdings, Inc. including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports, is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to Motorola Mobility Holdings, Inc. management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting. Motorola Mobility’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2011. The Company’s independent registered public accounting firm, KPMG LLP, has issued a report on the Company’s internal control over financial reporting. This report appears in this Form 10-K.

(c) Changes in internal control over financial reporting.    Except as described below, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

The Company has an ongoing initiative to upgrade its enterprise resource planning (“ERP”) system. The upgrade, which began during 2010, will be implemented in stages over multiple years. Management believes that necessary procedures are in place to maintain effective internal control over financial reporting during the upgrade process. The procedures include pre-implementation planning, design and testing, as well as extensive planned post-implementation monitoring and testing of the effectiveness of internal control over financial reporting in the upgraded ERP environment. To date, the Company has not identified any significant internal control issues in connection with the implementation or operation of the ERP system upgrade.

Item 9B: Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The response to this Item required by Item 401 of Regulation S-K, with respect to directors, incorporates by reference the information under the caption “Nominees” of Motorola Mobility’s Proxy Statement for the 2012 Annual Meeting of Stockholders (the “Proxy Statement”) and, with respect to executive officers, is contained in Part I hereof under the caption “Executive Officers of the Registrant” and, with respect to the audit committee, incorporates by reference the information under the caption “What Are the Committees of the Board?” and “Report of Audit Committee” of Motorola Mobility’s Proxy Statement.

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

Item 11: Executive Compensation

The response to this Item incorporates by reference the information under the captions “How Are the Directors Compensated?,” “Compensation Discussion and Analysis,” “Report of the Compensation and Leadership Committee on Executive Compensation,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2011,” “Outstanding Equity Awards at 2011 Fiscal Year-End,” “Option Exercises and Stock Vested for 2011,” “Pension Benefits in 2011,” “Nonqualified Deferred Compensation in 2011,” “Employment Contracts,” and “Termination of Employment and Change in Control Arrangements” of Motorola Mobility’s Proxy Statement.

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

See Part II, Item 8 hereof.

2. Financial Statement Schedule and Independent Auditor’s Report

All schedules omitted are inapplicable or the information required is shown in the consolidated financial statements or notes thereto.

3. Exhibits

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated herein by this reference. Exhibit numbers 10.10 through 10.57, listed in the attached Exhibit Index, are management contracts or compensatory plans or arrangements required to be filed as exhibits to this form by Item 15(b) hereof.

(b)	Exhibits:

See Item 15(a)3 above.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Motorola Mobility Holdings, Inc.:

We consent to the incorporation by reference in the registration statements on Form S-8 (Nos. 333-171475 and 333-171476) of Motorola Mobility Holdings, Inc. of our report dated February 17, 2012, with respect to the consolidated balance sheets of Motorola Mobility Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011, and the effectiveness of internal control over financial reporting as of December 31, 2011, which report appears in the December 31, 2011 annual report on Form 10-K of Motorola Mobility Holdings, Inc.

Our report on the consolidated financial statements refers to the adoption of revenue recognition guidance for multiple-deliverable revenue arrangements and certain revenue arrangements that include software elements in 2010.

Chicago, Illinois

February 17, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Motorola Mobility Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTOROLA MOBILITY HOLDINGS, INC.

By:	/s/ SANJAY K. JHA
Sanjay K. Jha Chairman of the Board and Chief Executive Officer

February 17, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Motorola Mobility Holdings, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SANJAY K. JHA Sanjay K. Jha	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 17, 2012

/s/ MARC E. ROTHMAN Marc E. Rothman	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2012

/s/ MARK R. VALENTINE Mark R. Valentine	Vice President and Controller (Principal Accounting Officer)	February 17, 2012

/s/ JON E. BARFIELD Jon E. Barfield	Director	February 17, 2012

/s/ JEANNE P. JACKSON Jeanne P. Jackson	Director	February 17, 2012

/s/ KEITH A. MEISTER Keith A. Meister	Director	February 17, 2012

/s/ THOMAS J. MEREDITH Thomas J. Meredith	Director	February 17, 2012

/s/ DANIEL A. NINIVAGGI Daniel A. Ninivaggi	Director	February 17, 2012

/s/ JAMES R. STENGEL James R. Stengel	Director	February 17, 2012

/s/ ANTHONY J. VINCIQUERRA Anthony J. Vinciquerra	Director	February 17, 2012

/S/ ANDREW J. VITERBI Andrew J. Viterbi	Director	February 17, 2012

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1	Agreement and Plan of Merger, dated as of August 15, 2011, by and among Google Inc., RB98 Inc. and Motorola Mobility Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Motorola Mobility’s Report on Form 8-K filed on August 18, 2011 (File No. 1-34805)).

3.1 (a)	Restated Certificate of Incorporation of Motorola Mobility Holdings, Inc. (incorporated by reference to Exhibit 3.1(a) to Motorola Mobility’s Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-34805)).

3.1(b)	Certificate of Amendment to the Restated Certificate of Incorporation of Motorola Mobility Holdings, Inc., effective December 15, 2010, as filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.1 to Motorola Mobility’s Report on Form 8-K filed on December 17, 2010 (File No. 1-34805)).

3.2	Motorola Mobility Holdings, Inc. Restated Bylaws as of November 30, 2010 (incorporated by reference to Exhibit 3.2 to Motorola Mobility’s Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-34805)).

10.1	Amended and Restated Master Separation and Distribution Agreement among Motorola Mobility Holdings, Inc. (f/k/a Motorola SpinCo Holdings Corporation), Motorola Mobility, Inc. and Motorola, Inc. effective as of July 31, 2010 (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Form 10 Registration Statement filed on August 31, 2010 by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation) (File No. 1-34805)).

10.2	Amended and Restated Intellectual Property Assignment Agreement between Motorola Mobility, Inc. and Motorola, Inc. effective as of July 31, 2010 (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Form 10 Registration Statement filed on August 31, 2010 by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation) (File No. 1-34805)).

10.3	Amended and Restated Intellectual Property License Agreement between Motorola Mobility, Inc. and Motorola, Inc. effective as of July 31, 2010 (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Form 10 Registration Statement filed on August 31, 2010 by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation (File No. 1-34805)).

10.4	Amended and Restated Exclusive License Agreement between Motorola Trademark Holdings, LLC and Motorola, Inc. effective as of July 30, 2010 (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to the Form 10 Registration Statement filed on November 12, 2010 by Motorola Mobility Holdings, Inc. (File No. 1-34805)).

10.5	Tax Sharing Agreement among Motorola Mobility Holdings, Inc. (f/k/a Motorola SpinCo Holdings Corporation), Motorola Mobility, Inc. and Motorola, Inc. effective as of July 31, 2010 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Form 10 Registration Statement filed on August 31, 2010 by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation) (File No. 1-34805)).

10.6	Transition Services Agreement – Motorola Mobility Provided Services among Motorola Mobility Holdings, Inc. (f/k/a/ Motorola SpinCo Holdings Corporation), Motorola Mobility, Inc. and Motorola, Inc. dated as of January 3, 2011 (incorporated by reference to Exhibit 10.6 to Motorola Mobility’s Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-34805)).

10.7	Transition Services Agreement – Motorola Solutions Provided Services among Motorola Mobility Holdings, Inc. (f/k/a/ Motorola SpinCo Holdings Corporation), Motorola Mobility, Inc. and Motorola, Inc. dated as of January 3, 2011(incorporated by reference to Exhibit 10.7 to Motorola Mobility Report’s on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-34805)).

Exhibit No.	Exhibit

10.8	Amended and Restated Employee Matters Agreement among Motorola Mobility Holdings, Inc. (f/k/a Motorola SpinCo Holdings Corporation), Motorola Mobility, Inc. and Motorola, Inc. effective as of July 31, 2010 (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Form 10 Registration Statement filed on October 8, 2010 by Motorola Mobility Holdings, Inc. (formerly Motorola SpinCo Holdings Corporation) (File No. 1-34805)).

10.9	SpinCo Contribution Agreement by and between Motorola, Inc. and Motorola Mobility Holdings, Inc. effective as of January 3, 2011(incorporated by reference to Exhibit 10.9 to Motorola Mobility’s Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-34805)).

10.10	Motorola Mobility Holdings, Inc. 2011 Incentive Compensation Plan (incorporated by reference to Exhibit 4.4 to Motorola Mobility Holdings, Inc. Registration Statement No. 333-171476 on Form S-8 filed on December 30, 2010).

10.11	Form of Motorola Mobility Holdings, Inc. Global Award Agreement for the Motorola Mobility Holdings, Inc. 2011 Incentive Compensation Plan-Terms and Conditions Related to Non-Qualified Employee Stock Options (incorporated by reference to Exhibit 10.11 to Motorola Mobility’s Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-34805)).

10.12	Form of Motorola Mobility Holdings, Inc. Stock Option Consideration Agreement for grants on or after January 28, 2011 (incorporated by reference to Exhibit 10.12 to Motorola Mobility’s Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-34805)).

*10.13	Form of Motorola Mobility Holdings, Inc. Restricted Stock Unit Global Award Agreement for Appointed Vice Presidents and Elected Officers under the Motorola Mobility Holdings, Inc. 2011 Incentive Compensation Plan for grants on or after January 30, 2012.

10.14	Form of Motorola Mobility Holdings, Inc. Restricted Stock Unit Global Award Agreement for the Motorola Mobility Holdings, Inc. 2011 Incentive Compensation Plan for Appointed Vice Presidents and Elected Officers for grants prior to January 30, 2012. (incorporated by reference to Exhibit 10.13 to Motorola Mobility’s Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-34805)).

10.15	Form of Motorola Mobility Holdings, Inc. 2011 Incentive Compensation Plan Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.14 to Motorola Mobility’s Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-34805)).

10.16	Form of Motorola Mobility Holdings, Inc. Award Agreement for the Motorola Mobility Holdings, Inc. 2011 Incentive Compensation Plan-Terms and Conditions Related to Non-Employee Director Stock Options (incorporated by reference to Exhibit 10.15 to Motorola Mobility’s Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-34805)).

10.17	Form of Motorola Mobility Holdings, Inc. 2011 Incentive Compensation Plan Non-Employee Director Restricted Stock Unit Award Agreement (in lieu of cash compensation) (incorporated by reference to Exhibit 10.16 to Motorola Mobility’s Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-34805)).

10.18	Motorola Mobility Holdings, Inc. Legacy Incentive Plan (incorporated by reference to Exhibit No. 4.3 to Motorola Mobility Holdings, Inc. Registration Statement No. 333-171476 on Form S-8 filed on December 30, 2010).

10.19	Form of Motorola Mobility Substitute Award Agreement for the Motorola Mobility Holdings, Inc. Legacy Incentive Plan-Terms and Conditions Related to Employee Nonqualified Stock Options for Motorola, Inc. stock option grants from August 1, 2009 to January 3, 2011 under the Motorola Omnibus Incentive Plan of 2006 (incorporated by reference to Exhibit 10.18 to Motorola Mobility’s Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-34805)).

10.20	Form of Motorola Mobility Substitute Award Agreement for the Motorola Mobility Holdings, Inc. Legacy Incentive Plan-Terms and Conditions Related to Employee Nonqualified Stock Options for Motorola, Inc. stock option grants in June 2009 under the Motorola Omnibus Incentive Plan of 2006 (incorporated by reference to Exhibit 10.19 to Motorola Mobility’s Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-34805)).

Exhibit No.	Exhibit

10.21	Form of Motorola Mobility Substitute Award Agreement for the Motorola Mobility Holdings, Inc. Legacy Incentive Plan-Terms and Conditions Related to Employee Nonqualified Stock Options for Motorola, Inc. stock option grants from May 2008 and May 2009 under the Motorola Omnibus Incentive Plan of 2006(incorporated by reference to Exhibit 10.20 to Motorola Mobility’s Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-34805)).

10.22	Form of Motorola Mobility Substitute Award Agreement for the Motorola Mobility Holdings, Inc. Legacy Incentive Plan-Terms and Conditions Related to Employee Nonqualified Stock Options for Motorola, Inc. stock option grants in January 2009 under the Motorola Omnibus Incentive Plan of 2006 (incorporated by reference to Exhibit 10.21 to Motorola Mobility’s Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-34805)).

10.23	Form of Motorola Mobility Substitute Award Agreement for the Motorola Mobility Holdings, Inc. Legacy Incentive Plan-Terms and Conditions Related to Employee Nonqualified Stock Options for Motorola, Inc. stock option grants in 2003 under the Motorola Omnibus Incentive Plan of 2000 (incorporated by reference to Exhibit 10.22 to Motorola Mobility’s Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-34805)).

10.24	Form of Motorola Mobility Restricted Stock Unit Substitute Award Agreement for grants from August 2009 to January 3, 2011 under the Motorola Omnibus Incentive Plan of 2006 (incorporated by reference to Exhibit 10.23 to Motorola Mobility’s Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-34805)).

10.25	Form of Motorola Mobility Restricted Stock Unit Substitute Award Agreement for grants from May 2009 to August 2009 under the Motorola Omnibus Incentive Plan of 2006 (incorporated by reference to Exhibit 10.24 to Motorola Mobility’s Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-34805)).

10.26	Form of Motorola Mobility Restricted Stock Unit Substitute Award Agreement for grants in June 2008 under the Motorola Omnibus Incentive Plan of 2006 (incorporated by reference to Exhibit 10.25 to Motorola Mobility’s Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-34805)).

10.27	Form of Motorola Mobility Restricted Stock Unit Substitute Award Agreement for grants in May 2008 under the Motorola Omnibus Incentive Plan of 2006 (incorporated by reference to Exhibit 10.26 to Motorola Mobility’s Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-34805)).

10.28	Form of Motorola Mobility Restricted Stock Unit Substitute Award Agreement for grants in May and July 2007 under the Motorola Omnibus Incentive Plan of 2006 (incorporated by reference to Exhibit 10.27 to Motorola Mobility’s Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-34805)).

10.29	Form of Motorola Mobility Stock Consideration Agreement for grants from May 2006 to January 3, 2011 (incorporated by reference to Exhibit 10.29 to Motorola Mobility’s Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-34805)).

10.30	Form of Motorola Mobility Stock Consideration Agreement for grants in May 2003 (incorporated by reference to Exhibit 10.30 of the Motorola Mobility Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-34805)).

10.31	Form of Deferred Stock Units Agreement between Motorola, Inc. and its non-employee directors, relating to the deferred stock units issued in lieu of cash compensation to directors under the Motorola Omnibus Incentive Plan of 2006 or any successor plan, for acquisitions from February 11, 2007 to January 3, 2011 (incorporated by reference to Exhibit 10.8 to Motorola Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-27221)).

Exhibit No.	Exhibit

10.32	Form of Deferred Stock Units Award between Motorola, Inc. and its non-employee directors under the Motorola Omnibus Incentive Plan of 2006 or any successor plan for grants from February 11, 2007 to January 3, 2011 (incorporated by reference to Exhibit 10.9 to Motorola Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-27221)).

10.33	Form of Motorola Mobility Substitute Award Agreement for the Motorola Mobility Holdings, Inc. Legacy Incentive Plan-Terms and Conditions Related to Non-Employee Director Nonqualified Stock Options granted under the Motorola Omnibus Incentive Plan of 2002 (incorporated by reference to Exhibit 10.33 to Motorola Mobility’s Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-34805)).

10.34	Motorola Mobility Substitute Award Agreement for the Motorola Mobility Holdings, Inc. Legacy Incentive Plan-Terms and Conditions Related to Employee Nonqualified Stock Options for a grant made on April 2, 2007 by Motorola, Inc. to Thomas J. Meredith under the Motorola Omnibus Incentive Plan of 2006 (incorporated by reference to Exhibit 10.34 to Motorola Mobility’s Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-34805)).

10.35	Form of Motorola Mobility Substitute Award Agreement for the Motorola Mobility Holdings, Inc. Legacy Incentive Plan-Terms and Conditions Related to Employee Nonqualified Stock Options for grants by Motorola, Inc. to Thomas J. Meredith under the Motorola Omnibus Incentive Plan of 2006 (incorporated by reference to Exhibit 10.35 to Motorola Mobility’s Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-34805)).

10.36	Form of Motorola Mobility Holdings, Inc. Restricted Stock Unit Substitute Award Agreement under the Motorola Mobility Holdings, Inc. Legacy Incentive Plan for grants by Motorola, Inc. to Thomas J. Meredith under the Motorola Omnibus Incentive Plan of 2006 (incorporated by reference to Exhibit 10.7 to Motorola Mobility’s Report on Form 10-Q for the fiscal quarter ended April 2, 2011 (File No. 1-34805)).

10.37	Motorola Mobility Holdings, Inc. 2011 Mobility Incentive Plan (incorporated by reference to Exhibit 10.1 to Motorola Mobility’s Report on Form 8-K filed on March 11, 2011 (File No. 001-34805)).

10.38	Motorola Mobility Holdings, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Motorola Mobility’s Report on Form 8-K filed on February 22, 2011 (File No. 001-34805)).

10.39	Motorola Mobility Holdings, Inc. Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to Motorola Mobility’s Report on Form 10-Q for the fiscal quarter ended July 2, 2011 (File No. 1-34805)).

10.40	Arrangement for directors’ fees for non-employee directors (description incorporated by reference from the information under the caption “How Are the Directors Compensated?” of Motorola Mobility’s Proxy Statement for its 2012 Annual Meeting of Stockholders (“Motorola Mobility Proxy Statement”)).

10.41	Description of insurance covering non-employee directors and their spouses (incorporated by reference from the information under the caption “Director Insurance Coverage” of the Motorola Mobility Proxy Statement).

10.42	Employment Agreement between Motorola, Inc. and Dr. Sanjay K. Jha effective as of August 4, 2008, as amended on December 15, 2008 and February 11, 2010 (“Jha Employment Agreement”) (incorporated by reference to Exhibit 10.8 of Amendment No. 3 to the Form 10 Registration Statement filed by Motorola Mobility Holdings, Inc. on November 12, 2010 (File No.1-34805)).

10.43	Third amendment, effective March 15, 2011, to the Jha Employment Agreement (incorporated by reference to Exhibit 10.1 to Motorola Mobility’s Report on Form 8-K filed on March 16, 2011 (File No. 001-34805)).

Exhibit No.	Exhibit

10.44	Form of Motorola Mobility Substitute Award Agreement for the Motorola Mobility Holdings, Inc. Legacy Incentive Plan-Terms and Conditions Related to Employee Non-Qualified Stock Options for grants made by Motorola, Inc. to Sanjay Jha under the Motorola Omnibus Incentive Plan of 2006 and the New York Stock Exchange inducement grant exception pursuant to the terms of the Jha Employment Agreement (incorporated by reference to Exhibit 10.10 to Motorola Mobility’s Report on Form 10-Q for the fiscal quarter ended April 2, 2011 (File No. 1-34805)) (File No. 001-34805).

10.45	Form of Motorola Mobility Holdings, Inc. Restricted Stock Unit Substitute Award Agreement under the Motorola Mobility Holdings, Inc. Legacy Incentive Plan pursuant to the terms of Jha Employment Agreement for make-whole grants made on August 4, 2008 by Motorola, Inc. to Sanjay Jha under the New York Stock Exchange inducement grant exception and the Motorola Omnibus Incentive Plan of 2006, as amended (incorporated by reference to Exhibit 10.11 to Motorola Mobility’s Report on Form 10-Q for the fiscal quarter ended April 2, 2011 (File No. 1-34805)).

10.46	Motorola Mobility Holdings, Inc. Restricted Stock Unit Substitute Award Agreement under the Motorola Mobility Holdings, Inc. Legacy Incentive Plan for inducement grants made on August 4, 2008 by Motorola, Inc. to Sanjay Jha under the New York Stock Exchange inducement grant exception pursuant to the terms of the Jha Employment Agreement (incorporated by reference to Exhibit 10.12 to Motorola Mobility’s Report on Form 10-Q for the fiscal quarter ended April 2, 2011 (File No. 1-34805)).

10.47	Motorola Mobility Holdings, Inc. Stock Consideration Agreement for Sanjay Jha pursuant to the terms of the Jha Employment Agreement for August 4, 2008 make-whole grants (incorporated by reference to Exhibit 10.46 to Motorola Mobility’s Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-34805)).

10.48	Motorola Mobility Holdings, Inc. Stock Consideration Agreement pursuant to the terms of the Jha Employment Agreement for August 4, 2008 inducement grants (incorporated by reference to Exhibit 10.13 to Motorola Mobility’s Report on Form 10-Q for the fiscal quarter ended April 2, 2011 (File No. 1-34805)).

10.49	Motorola Mobility Holdings, Inc. Global Award Agreement for the Motorola Mobility Holdings, Inc. 2011 Incentive Compensation Plan-Terms and Conditions Related to Non-Qualified Employee Stock Options for Dr. Sanjay Jha pursuant to the terms of the Jha Employment Agreement (incorporated by reference to Exhibit 10.8 to Motorola Mobility’s Report on Form 10-Q for the fiscal quarter ended April 2, 2011 (File No. 1-34805)).

10.50	Motorola Mobility Holdings, Inc. Stock Option Consideration Agreement for Dr. Sanjay Jha for grants on or after January 28, 2011 pursuant to the terms of the Jha Employment Agreement (incorporated by reference to Exhibit 10.49 to Motorola Mobility Report’s on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-34805)).

10.51	Motorola Mobility Holdings, Inc. Restricted Stock Agreement for Dr. Sanjay Jha granted under the Motorola Mobility Holdings, Inc. 2011 Incentive Compensation Plan pursuant to the terms of the Jha Employment Agreement (incorporated by reference to Exhibit 10.9 to Motorola Mobility’s Report on Form 10-Q for the fiscal quarter ended April 2, 2011 (File No. 1-34805)).

*10.52	Motorola Mobility Holdings, Inc. Restricted Stock Unit Agreement for Dr. Sanjay Jha granted under the Motorola Mobility Holdings, Inc. 2011 Incentive Compensation Plan on January 30, 2012.

10.53	Employment Offer Letter between Motorola, Inc., and Daniel M. Moloney, effective as of July 30, 2010 (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to the Form 10 Registration Statement filed by Motorola Mobility Holdings, Inc. on August 31, 2010 (formerly Motorola SpinCo Holdings Corporation) (File No. 1-34805)).

10.54	Waiver Agreement entered into by and between the Company and Daniel M. Moloney, effective March 10, 2011 (incorporated by reference to Exhibit 10.2 to Motorola Mobility’s Report on Form 8-K filed on March 16, 2011 (File No. 001-34805)).

Exhibit No.	Exhibit

10.55	Waiver Agreement entered into by and between the Company and Scott A. Crum, effective March 10, 2011 (incorporated by reference to Exhibit 10.3 to Motorola Mobility’s Report on Form 8-K filed on March 16, 2011 (File No. 001-34805)).

10.56	Form of Aircraft Time Sharing Agreement by and between Motorola Mobility, Inc. and Sanjay K. Jha (incorporated by reference to Exhibit 10.53 to Motorola Mobility’s Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-34805)).

10.57	Motorola Mobility Domestic Relocation Policy (incorporated by reference to Exhibit 10.54 to Motorola Mobility’s Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-34805)).

**10.58	Mobile Application Distribution Agreement between Motorola, Inc. And Google Inc. dated as of June 8, 2009 (incorporated by reference to Exhibit 10.12 of Amendment No. 4 to the Form 10 Registration Statement filed by Motorola Mobility Holdings, Inc. on November 30, 2010 ) (File No. 1-34805)).

**10.59	Term Sheet for Subscriber Units and Services Agreement between Nextel Communications, Inc. and Motorola, Inc. dated as of December 31, 2003 (incorporated by reference to Exhibit 10.13 of Amendment No. 4 to the Form 10 Registration Statement filed by Motorola Mobility Holdings, Inc. on November 30, 2010 ) (File No. 1-34805)).

**10.60	Amendment Twenty-Seven to the Term Sheet for Subscriber Units and Services Agreement between Nextel Communications, Inc. and Motorola, Inc., effective January 1, 2010 (incorporated by reference to Exhibit 10.14 of Amendment No. 4 to the Form 10 Registration Statement filed by Motorola Mobility Holdings, Inc. on November 30, 2010 ) (File No. 1-34805)).

**10.61	Corporate Supply Agreement between Broadcom Corporation and Motorola, Inc. dated as of November 17, 2008 (incorporated by reference to Exhibit 10.17 of Amendment No. 4 to the Form 10 Registration Statement filed by Motorola Mobility Holdings, Inc. on November 30, 2010 ) (File No. 1-34805)).

*21	Subsidiaries of Motorola Mobility Holdings, Inc.

*31.1	Certification of Dr. Sanjay K. Jha pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Marc E. Rothman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Dr. Sanjay K. Jha pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Marc E. Rothman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document

***101.SCH	XBRL Taxonomy Extension Scheme Document

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	An application for confidential treatment for selected portions of this agreement has been filed with the Securities and Exchange Commission.
***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.