Form 10-Q
period 2012-03-31
Motorola Mobility Holdings, Inc
filed 2012-05-01
CIK 1495569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on March 31, 2012:

Class	Number of Shares
Common Stock; $.01 Par Value	303,676,580

Part I—Financial Information

Motorola Mobility Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	March 31, 2012	April 2, 2011
Net revenues	$3,078	$3,032
Costs of sales	2,324	2,277
Gross margin	754	755
Selling, general and administrative expenses	430	417
Research and development expenditures	366	357
Other charges	28	17
Operating loss	(70)	(36)
Other income (expense):
Interest income, net	3	2
Other, net	(2)	(17)
Total other income (expense)	1	(15)
Loss before income taxes	(69)	(51)
Income tax expense	17	30
Net loss	$(86)	$(81)
Loss per common share (Note 2):
Basic	$(0.28)	$(0.27)
Diluted	$(0.28)	$(0.27)
Weighted average common shares outstanding:
Basic	302.4	294.7
Diluted	302.4	294.7

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Mobility Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
(In millions)	March 31, 2012	April 2, 2011
Net loss	$(86)	$(81)
Other comprehensive income (loss):
Net unrealized loss on securities (net of tax of $0)	(1)	(3)
Net loss on derivative instruments (net of tax of $1)	(3)	—
Foreign currency translation adjustments	23	2

Total other comprehensive income (loss)	19	(1)

Comprehensive loss	$(67)	$(82)

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Mobility Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In millions)	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$3,065	$3,451
Cash deposits	267	2
Accounts receivable, net	1,711	1,780
Inventories, net	569	701
Deferred income taxes	92	95
Other current assets	595	583

Total current assets	6,299	6,612

Cash deposits	162	155
Property, plant and equipment, net	801	805
Investments	123	119
Deferred income taxes	93	93
Goodwill	1,434	1,433
Other assets	480	513

Total assets	$9,392	$9,730
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,530	$1,666
Accrued liabilities	2,224	2,408

Total current liabilities	3,754	4,074

Other liabilities	547	568
Stockholders’ Equity
Common stock: $.01 par value;	3	3
Authorized shares: 900.0
Issued shares: 304.3
Outstanding shares: 303.7
Additional paid-in capital	5,522	5,452
Accumulated other comprehensive loss	(99)	(118)
Accumulated deficit	(335)	(249)

Total stockholders’ equity	5,091	5,088

Total liabilities and stockholders’ equity	$9,392	$9,730

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Mobility Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

			Accumulated Other Comprehensive Income (Loss)
(In millions)	Shares	Common Stock and Additional Paid-in Capital	Fair Value Adjustment to Available for Sale Securities, Net of Tax	Foreign Currency Translation Adjustments, Net of Tax	Retirement Benefits Adjustments, Net of Tax	Other Items, Net of Tax	Accumulated Deficit
Balances at December 31, 2011	301.7	$5,455	$—	$(111)	$(11)	$4	$(249)
Net loss							(86)
Net unrealized loss on securities (net of tax of $0)			(1)
Net loss on derivative instruments (net of tax of $1)						(3)
Foreign currency translation adjustments				23
Stock options exercised	2.0	22
Share-based compensation expense		48
Balances at March 31, 2012	303.7	$5,525	$(1)	$(88)	$(11)	$1	$(335)

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Mobility Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
(In millions)	March 31, 2012	April 2, 2011
Operating
Net loss	$(86)	$(81)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	49	54
Share-based compensation expense	48	40
Non-cash other charges (income)	—	(1)
Deferred income taxes	(3)	(11)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	74	21
Inventories	138	(16)
Other current assets	(8)	22
Accounts payable and accrued liabilities	(327)	1
Other assets and liabilities	17	78

Net cash provided by (used for) operating activities	(98)	107
Investing
Acquisitions and investments, net	(20)	(11)
Capital expenditures	(33)	(50)
Cash deposits	(265)	—
Other, net	(1)	—

Net cash used for investing activities	(319)	(61)
Financing
Issuance of common stock	22	16
Capital contribution from Former Parent, net of cash deposits of $168	—	3,032
Other, net	(1)	15

Net cash provided by financing activities	21	3,063
Effect of exchange rate changes on cash and cash equivalents	10	7
Net increase (decrease) in cash and cash equivalents	(386)	3,116
Cash and cash equivalents, beginning of period	3,451	—
Cash and cash equivalents, end of period	$3,065	$3,116
Cash Flow Information
Cash paid during the period for:
Interest, net	$1	$1
Income taxes, net of refunds	6	19

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola Mobility Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in millions, except as noted)

(Unaudited)

1.	Background and Basis of Presentation

Background

Motorola Mobility Holdings, Inc. (“Motorola Mobility” or the “Company”) is a provider of innovative technologies, products and services that enable a broad range of mobile and wireline, digital communication, information and entertainment experiences. The Company’s integrated products and platforms deliver rich multimedia content, such as voice, video, messaging and Internet-based applications and services to multiple screens, such as mobile devices, televisions and personal computers (“multi screens”). Our product portfolio primarily includes mobile devices, wireless accessories, set-top boxes, video distribution systems and associated customer premises equipment. We are focused on developing differentiated, innovative products to meet the expanding needs of consumers to communicate, to collaborate and to discover, consume, create and share content at a time and place of their choosing on multiple devices.

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

At the time of the Distribution, the Former Parent contributed $3.2 billion in cash, cash equivalents and cash deposits to the Company (the “Distribution Date Contribution”). The Former Parent agreed to contribute to the Company an additional $300 million in cash if and when the Former Parent receives cash distributions as a result of the reduction in registered capital of an overseas subsidiary (the “Deferred Contribution”). Since Separation, the Company has received $297 million of the Deferred Contribution from the Former Parent including $72 million received on April 24, 2012.

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

The closing of the Merger is subject to customary closing conditions, including adoption of the Merger Agreement by the Company’s stockholders and regulatory approvals. On November 17, 2011, Motorola Mobility stockholders approved the proposed merger with Google at the Company’s Special Meeting of Stockholders. Antitrust clearances have been received in the U.S., European Commission, Canada, Israel, Russia, Taiwan and Turkey. Under the merger agreement, antitrust clearances, or waiting period expirations, are also required in

China. Requisite filings have been submitted to the appropriate regulatory body in China. In March 2012, the Chinese Ministry of Commerce extended the second phase of its investigation and the investigation is pending.

Pursuant to the Merger Agreement, stock options and restricted stock units (“RSUs”) granted by the Company as a substitute for Motorola, Inc. stock options and RSUs granted prior to 2011 will fully vest upon the closing of the transaction and be paid out at $40 for each RSU and $40 minus the exercise price for each stock option, in each case less applicable tax withholdings. Vested stock options and vested RSUs granted under Motorola Mobility’s 2011 Incentive Compensation Plan in 2011 will be paid out at $40 for each RSU and $40 minus the exercise price for each stock option, in each case less applicable tax withholdings. Unvested stock options and unvested restricted stock (“RS”) and RSUs granted under Motorola Mobility’s 2011 Incentive Compensation Plan in 2011 and 2012 will be converted to an award of equivalent value in Google stock options, RS and RSUs, respectively.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and all controlled subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and April 2, 2011 include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior period financial statements and related notes have been reclassified to conform to the 2012 presentation.

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

2.	Other Financial Data

Statement of Operations Information

Other Charges

Other charges included in Operating loss consist of the following:

Three Months Ended	March 31, 2012	April 2, 2011
Other charges:
Merger-related transaction costs	$17	$—
Intangible asset amortization	11	16
Intangible asset impairment	—	4
Reorganization of businesses	—	(3)

	$ 28	$ 17

In August 2011, the Company retained investment banking firms to, among other things, advise us in connection with a potential transaction such as the merger and to evaluate whether the consideration to be received by the holders of our common stock pursuant to the Merger agreement was fair, from a financial point of view, to such holders. In the first quarter of 2012, the Company has incurred non-refundable fees of approximately $1 million, which have been recorded as a component of Other charges (income) in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2012. At the effective time of the Merger, the Company will incur additional aggregate fees of approximately $39 million to the investment banking firms. Additionally, the Company incurred $16 million in legal fees and other incremental costs in the first quarter of 2012 relating to the Merger, which has also been recorded as a component of Other charges (income) in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2012.

Other Income (Expense)

Interest income (expense), net, and Other, net, both included in Other income (expense), consist of the following:

Three Months Ended	March 31, 2012	April 2, 2011
Interest income (expense), net:
Interest income	$5	$4
Interest expense	(2)	(2)

	$3	$2

Other, net:
Foreign currency costs	$(1)	$(12)
Investment impairments	(3)	—
Other	2	(5)

	$(2)	$(17)

Loss Per Common Share

The computation of basic and diluted loss per common share is as follows:

Three Months Ended	March 31, 2012	April 2, 2011
Basic loss per common share:
Net loss	$(86)	$(81)
Weighted average common shares outstanding	302.4	294.7

Per share amount	$(0.28)	$(0.27)

Diluted loss per common share:
Net loss	$(86)	$(81)
Weighted average common shares outstanding	302.4	294.7
Add effect of dilutive securities:
Share-based awards and other	—	—

Diluted weighted average common shares outstanding	302.4	294.7

Per share amount	$(0.28)	$(0.27)

For the three months ended March 31, 2012 and April 2, 2011, the Company was in a net loss position and, accordingly, the assumed exercise of 2.5 million stock options and the assumed vesting of 4.0 million restricted stock units for the three months ended March 31, 2012 and the assumed exercise of 1.3 million stock options and the assumed vesting of 2.7 million restricted stock units for the three months ended April 2, 2011, were excluded from diluted weighted average shares outstanding because their inclusion would have been antidilutive.

Balance Sheet Information

Cash and Cash Equivalents and Cash Deposits

The Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $3.1 billion at March 31, 2012. In addition, the Company had $429 million of cash deposits, primarily related to various legal disputes, at March 31, 2012. At March 31, 2012, $267 million of this amount was current and $162 million of this amount was non-current.

Accounts Receivable

Accounts receivable, net, consists of the following:

	March 31, 2012	December 31, 2011
Accounts receivable	$1,730	$1,803
Less allowance for doubtful accounts	(19)	(23)

	$1,711	$1,780

Inventories

Inventories, net, consists of the following:

	March 31, 2012	December 31, 2011
Finished goods	$387	$474
Work-in-process and production materials	401	455

	788	929
Less inventory reserves	(219)	(228)

	$569	$701

Other Current Assets

Other current assets consists of the following:

	March 31, 2012	December 31, 2011
Contractor receivables	$234	$264
Tax refunds receivable	141	101
Deferred costs	97	97
Royalty license arrangements	55	47
Other	68	74

	$595	$583

Property, Plant and Equipment

Property, plant and equipment, net, consists of the following:

	March 31, 2012	December 31, 2011
Land	$43	$43
Buildings	719	696
Machinery and equipment	1,671	1,685

	2,433	2,424
Less accumulated depreciation	(1,632)	(1,619)

	$801	$805

Depreciation expense for the three months ended March 31, 2012 and April 2, 2011 was $38 million for each period.

Investments

Investments consists of the following:

		Less		Cost Basis
March 31, 2012	Recorded Value	Unrealized Gains	Unrealized Losses
Available-for-sale securities:
Common stock and equivalents	$4	$—	$(1)	$5
Other securities, at cost	90	—	—	90
Equity method investments	29	—	—	29

	$123	$—	$(1)	$124

		Less
December 31, 2011	Recorded Value	Unrealized Gains	Unrealized Losses	Cost Basis
Available-for-sale securities:
Common stock and equivalents	$—	$—	$—	$—
Other securities, at cost	90	—	—	90
Equity method investments	29	—	—	29

	$119	$—	$—	$119

During the three months ended March 31, 2012, the Company recorded investment impairment charges of $3 million, representing other-than-temporary declines in the value of the Company’s investment portfolio, primarily related to other securities recorded at cost. During the three months ended April 2, 2011 the investment impairment charges recorded by the Company were de minimis. Investment impairment charges are included in Other within Other income (expense) in the Company’s condensed consolidated statements of operations.

Other Assets

Other assets consists of the following:

	March 31, 2012	December 31, 2011
Royalty license arrangements	$202	$210
Intangible assets, net of accumulated amortization of $684 and $673	137	147
Deferred costs	94	111
Value-added tax refunds receivable	8	6
Other	39	39

	$480	$513

Accrued Liabilities

Accrued liabilities consists of the following:

	March 31, 2012	December 31, 2011
Customer reserves	$338	$382
Deferred revenue	315	307
Warranty reserves	289	277
Royalty license arrangements	249	269
Contractor payables	194	217
Compensation	168	302
Tax liabilities	102	106
Other	569	548

	$2,224	$2,408

Other Liabilities

Other liabilities consists of the following:

	March 31, 2012	December 31, 2011
Deferred revenue	$144	$162
Defined benefit pension plans	98	95
Facility financing obligation	97	97
Deferred income taxes	64	70
Other	144	144

	$547	$568

3.	Risk Management

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

As of March 31, 2012 and December 31, 2011, the Company had outstanding foreign exchange contracts with notional values totaling $564 million and $546 million, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company’s condensed consolidated statements of operations.

The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of March 31, 2012 and the corresponding positions as of December 31, 2011:

	Notional Amount
Net Buy (Sell) by Currency	March 31, 2012	December 31, 2011
Euro	$(343)	$(154)
British Pound	(27)	(10)
Chinese Yuan	31	191
Brazilian Real	41	37
Canadian Dollar	46	47

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

The following table summarizes the effect of derivative instruments in our condensed consolidated statements of operations:

Three Months Ended March 31, 2012	Loss on Derivative Instruments	Statement of Operations Location
Derivatives designated as hedging instruments:
Foreign exchange contracts—Fair value hedges	$—	Foreign currency income (expense)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	(4)	Other income (expense)

Total derivatives not designated as hedging instruments	$(4)

Three Months Ended April 2, 2011	Loss on Derivative Instruments	Statement of Operations Location
Derivatives designated as hedging instruments:
Foreign exchange contracts – Fair value hedges	$—	Foreign currency income (expense)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	(25)	Other income (expense)

Total derivatives not designated as hedging instruments	$(25)

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

4.	Income Taxes

Income Tax Expense

For the three months ended March 31, 2012 and April 2, 2011, the Company recorded income tax expense of $17 million and $30 million, respectively, comprised of taxes on foreign earnings and foreign withholding taxes on royalty and other income. The Company has not recorded a tax benefit on its U.S. losses due to its recent history of cumulative U.S. losses.

Deferred Income Taxes

As of March 31, 2012 and December 31, 2011, the Company’s net deferred tax assets, exclusive of valuation allowances, were $2.6 billion. As of March 31, 2012 and December 31, 2011, the valuation allowance against the net deferred tax assets was $2.5 billion.

Included in the net deferred tax assets of $2.6 billion as of March 31, 2012 are: (i) approximately $900 million of deferred tax assets related to capitalized R&D costs that may be amortized for tax purposes through 2019; (ii) approximately $900 million of deferred tax assets related to U.S. and foreign tax loss and credit carry forwards; and (iii) approximately $800 million of deferred taxes related to other temporary differences.

Unrecognized Tax Benefits

The Company had unrecognized tax benefits of $16 million and $23 million, at March 31, 2012 and December 31, 2011, respectively. During the three months ended March 31, 2012, the Company reduced its unrecognized tax benefits by $7 million primarily for facts that indicate the extent to which certain tax positions are more-likely-than-not of being sustained. The reduction resulted in the recording of no net income tax benefit due to offsetting valuation allowances.

5.	Share-Based Compensation Plans

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

Stock Options

During the three months ended March 31, 2012, the Company did not grant any stock options. As of March 31, 2012, the Company had 18.6 million stock options and stock appreciation rights outstanding.

Restricted Stock and Restricted Stock Units

During the three months ended March 31, 2012, the Company granted 6.1 million RS and RSUs with a weighted-average fair market value of $38.88 per RS and RSU. As of March 31, 2012, the Company had 14.2 million RS and RSUs outstanding.

Compensation expense related to the Company’s employee stock option, stock appreciation rights, employee stock purchase, restricted stock and restricted stock unit plans was as follows:

Three Months Ended	March 31, 2012	April 2, 2011
Share-based compensation expense included in:
Costs of sales	$5	$4
Selling, general and administrative expenses	25	21
Research and development expenditures	18	15

Share-based compensation expense included in Operating loss	48	40
Tax benefit	—	—

Share-based compensation expense, net of tax	$48	$40

6.	Fair Value Measurements

The Company had no non-financial assets or liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2012.

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

Level 3—Valuations derived from valuation techniques, in which one or more significant inputs are unobservable.

The fair values of the Company’s financial assets and liabilities by level in the fair value hierarchy as of March 31, 2012 were as follows:

March 31, 2012	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$2,345	$—	$—	$2,345
Time deposits and bank drafts	—	423	—	423
Common stock and equivalents	4	—	—	4
Foreign exchange derivative contracts	—	1	—	1

7.	Sales of Receivables

For the three months ended March 31, 2012 and April 2, 2011, total accounts receivable sold by the Company were $3 million and $31 million, respectively. As of March 31, 2012 and December 31, 2011, there were no accounts receivable outstanding for which the Company retained servicing obligations.

8.	Credit Facilities

On January 4, 2011, the Company entered into a $500 million unsecured three-year credit agreement (the “Credit Agreement”) with a syndicate of lenders. The Credit Agreement provides for a revolving credit facility and a letter of credit facility, is guaranteed by certain of the Company’s subsidiaries, and contains restrictive covenants. The Company may use any borrowings under the Credit Agreement for general corporate purposes. No obligations are outstanding under the Credit Agreement as of March 31, 2012.

9.	Commitments and Contingencies

Legal

The Company is involved in various lawsuits, claims and investigations arising in the normal course of business and relating to the Company’s business. The Company is currently engaged in significant patent litigation with Microsoft Corporation (“Microsoft”) and Apple Inc. (“Apple”) in many different forums within and outside the U.S., including in the U.S. International Trade Commission (“ITC”). The Company expects final ITC determinations on the Microsoft patent infringement matter against the Company in May 2012 with a sixty-day presidential review period subject to any applicable bonding requirements. An ultimate loss for the Company in an ITC action could result in a prohibition on importing infringing products or products incorporating infringing components into the U.S. The Company’s manufacturing is conducted outside the U.S. and the Company imports all of its products into the U.S. An ultimate loss in the ITC also could necessitate workarounds to shift to non-infringing products or limit certain features of our products, increasing costs. Such patent litigation also could result in increased costs for the Company associated with damages, development of non-infringing products, and licenses under the subject intellectual property.

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

Tax and Regulatory Proceedings in Brazil

In connection with the Company’s operations in Brazil, Brazilian tax authorities have proposed assessments against the Company’s Brazilian subsidiary relating to various technology transfer taxes, duties, value added taxes and certain other taxes related to the subsidiary’s operations for calendar years 1997 through

2010. As of March 31, 2012, these assessments collectively represent reasonably possible loss contingencies under the applicable accounting standards of up to approximately $449 million, based on the exchange rate in effect at March 31, 2012, including interest and penalties. However, the Company is vigorously disputing these matters, believes it has valid defenses that are supported by the law, and believes that this amount is not a meaningful indicator of liability. These matters are progressing through the multiple levels of administrative and judicial review available in Brazil. Due to the complexities and uncertainty surrounding the administrative and judicial process in Brazil and the nature of the claims asserted, the Company does not expect a final resolution of these matters for several years.

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

As of March 31, 2012, the Company had approximately $157 million of cash deposits, including accrued interest, for these matters, which are included in non-current Cash deposits in the Company’s condensed consolidated balance sheet as of March 31, 2012.

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

10.	Segment Information

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

Summarized below are the Company’s net revenues and operating earnings (loss) by segment for the three months ended March 31, 2012 and April 2, 2011:

	Net Revenues		Operating Earnings (Loss)
Three Months Ended	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Mobile Devices	$2,194	$2,128	$(121)	$(89)
Home	884	904	68	53

	$3,078	$3,032

Merger-related transaction costs			(17)	—

Operating loss			(70)	(36)
Total other income (expense)			1	(15)

Loss before income taxes			$(69)	$(51)

11.	Reorganization of Businesses

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

2012 Activity

During the three months ended March 31, 2012, the Company recorded no additional charges related to restructuring actions under Other charges in the Company’s condensed consolidated statements of operations, and de minimis reversals of reorganization of business charges for accruals no longer needed.

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2012 to March 31, 2012:

	Accruals at January 1, 2012	Additional Charges	Adjustments	Amount Used	Accruals at March 31, 2012
Exit costs	$5	$—	$—	$(1)	$4
Employee separation costs	21	—	—	(14)	7

	$26	$—	$—	$(15)	$11

Adjustments include foreign currency translation adjustments.

Exit Costs

At January 1, 2012, the Company had an accrual of $5 million for exit costs attributable to lease terminations. The $1 million used reflects cash payments. The remaining accrual of $4 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheet at March 31, 2012, represents future cash payments, primarily for lease termination obligations that are expected to be paid over a number of years.

Employee Separation Costs

At January 1, 2012, the Company had an accrual of $21 million for employee separation costs, representing the severance costs for approximately 700 employees. During the three months ended March 31, 2012, approximately 300 employees, of which 100 were direct employees and 200 were indirect employees, were separated from the Company. The $14 million used reflects cash payments to these separated employees. The remaining accrual of $7 million, relating to employee separation costs that are expected to be paid in 2012, is included in Accrued liabilities in the Company’s condensed consolidated balance sheet at March 31, 2012.

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

12.	Intangible Assets and Goodwill

Intangible Assets

Amortized intangible assets were comprised of the following:

	March 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Completed technology	$516	$466	$515	$459
Licensed technology	106	106	106	106
Patents	97	26	97	24
Customer-related	64	48	64	46
Other intangibles	38	38	38	38

	$821	$684	$820	$673

Amortization expense on intangible assets, which is included within Other charges, was $11 million and $16 million for the three months ended March 31, 2012 and April 2, 2011, respectively. As of March 31, 2012, annual amortization expense is estimated to be $42 million in 2012, $36 million in 2013, $16 million in 2014, $12 million in 2015 and $9 million in 2016.

Amortized intangible assets, excluding goodwill, by business segment were as follows:

	March 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Mobile Devices	$149	$67	$148	$64
Home	672	617	672	609

	$821	$684	$820	$673

Goodwill

The following table displays a rollforward of the carrying amount of goodwill by reportable segment from January 1, 2012 to March 31, 2012:

	Mobile Devices	Home	Total
Balances as of January 1, 2012:
Aggregate goodwill acquired	$142	$1,419	$1,561
Accumulated impairment losses	(55)	(73)	(128)
Goodwill, net of impairment losses	87	1,346	1,433
Goodwill acquired	—	—	—
Impairment losses	—	—	—
Adjustments	1	—	1
Balances as of March 31, 2012:
Aggregate goodwill acquired	143	1,419	1,562
Accumulated impairment losses	(55)	(73)	(128)
Goodwill, net of impairment losses	$88	$1,346	$1,434

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This commentary should be read in conjunction with Motorola Mobility Holdings, Inc.’s (the “Company’s”) condensed consolidated financial statements for the three months ended March 31, 2012 and April 2, 2011, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

•	Looking Forward—This section provides a discussion of management’s general outlook about market demand, competition and product development.

•	Results of Operations—This section provides an analysis of our results of operations for the three months ended March 31, 2012 and April 2, 2011.

•	Liquidity and Capital Resources—This section provides a discussion of our current financial condition and an analysis of our cash flows for the three months ended March 31, 2012 and April 2, 2011.

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

The closing of the Merger is subject to customary closing conditions, including adoption of the Merger Agreement by the Company’s stockholders and regulatory approvals. On November 17, 2011, Motorola Mobility stockholders approved the proposed merger with Google at the Company’s Special Meeting of Stockholders. Antitrust clearances have been received in the U.S., European Commission, Canada, Israel, Russia, Taiwan and Turkey. Under the merger agreement, antitrust clearances, or waiting period expirations, are also required in China. Requisite filings have been submitted to the appropriate regulatory body in China. In March 2012, the Chinese Ministry of Commerce extended the second phase of its investigation and the investigation is pending. The Company currently expects the transaction to close during the first half of 2012.

Pursuant to the Merger Agreement, stock options and restricted stock units (“RSUs”) granted by the Company as a substitute for Motorola, Inc. stock options and RSUs granted prior to 2011 will fully vest upon the closing of the transaction and be paid out at $40 for each RSU and $40 minus the exercise price for each stock option, in each case less applicable tax withholdings. Vested stock options and vested RSUs granted under Motorola Mobility’s 2011 Incentive Compensation Plan in 2011 will be paid out at $40 for each RSU and $40 minus the exercise price for each stock option, in each case less applicable tax withholdings. Unvested stock options and unvested restricted stock (“RS”) and RSUs granted under Motorola Mobility’s 2011 Incentive Compensation Plan in 2011 and 2012 will be converted to an award of equivalent value in Google stock options, RS and RSUs, respectively.

Executive Overview

The Company

Motorola Mobility Holdings, Inc. is a provider of innovative technologies, products and services that enable a range of mobile and wireline digital communication, information and entertainment experiences. The Company’s integrated products and platforms deliver rich multimedia content, such as voice, video, messaging and Internet-based applications and services to multiple screens, such as mobile devices, including smartphones and media tablets, televisions and personal computers. Our product portfolio primarily includes mobile devices, wireless accessories, set-top boxes, video distribution systems and associated customer premises equipment. We are focused on developing differentiated, innovative products to meet the expanding needs of consumers to communicate, to collaborate and to discover, consume, create and share content at a time and place of their choosing on multiple devices.

We operate our business in two segments. The Mobile Devices segment is focused on mobile wireless devices and related products and services. This segment’s net revenues were $2.2 billion in the first quarter of 2012 and $2.1 billion in the first quarter of 2011, representing 71% and 70%, respectively, of Motorola Mobility’s consolidated net revenues. The Home segment is focused on technologies and devices that provide video entertainment services to consumers by enabling subscribers to access a variety of interactive digital television services. This segment’s net revenues were $884 million in the first quarter of 2012 and $904 million in the first quarter of 2011, representing 29% and 30%, respectively, of Motorola Mobility’s consolidated net revenues.

Motorola Mobility’s Financial Results for the First Quarter of 2012

•

Net Revenues of $3.1 Billion: Our net revenues were $3.1 billion in the first quarter of 2012, up 2% compared to net revenues of $3.0 billion in the first quarter of 2011. Net revenues increased 3% in the Mobile Devices segment and decreased 2% in the Home segment.

•	Operating Loss of $70 Million: We incurred an operating loss of $70 million in the first quarter of 2012, compared to an operating loss of $36 million in the first quarter of 2011.

•	Net Loss of $86 Million: We incurred a net loss of $86 million in the first quarter of 2012, compared to a net loss of $81 million in the first quarter of 2011.

•

Cash used for Operating Activities of $98 Million: We used $98 million of net cash from operating activities in the first quarter of 2012, compared to generating $107 million of net cash from operating activities in the first quarter of 2011.

Financial results for our two business segments for the quarter ended March 31, 2012

•

In Our Mobile Devices Business: Net revenues were $2.2 billion in the first quarter of 2012, an increase of 3% compared to net revenues of $2.1 billion in the first quarter of 2011. The increase in net revenues was primarily driven by an 11% increase in average selling price (“ASP”), partially offset by a 3% decrease in handset unit shipments. We shipped 8.9 million mobile devices in the first quarter of 2012, a 4% decrease compared to shipments of 9.3 million mobile devices in the first quarter of 2011, and a 15% decrease sequentially compared to shipments of 10.5 million mobile devices in the fourth quarter of 2011. We shipped 5.1 million Android-based smartphones in the first quarter of 2012, a 24% increase compared to shipments of 4.1 million in the first quarter of 2011, and a 5% decrease sequentially compared to shipments of 5.4 million in the fourth quarter of 2011. On a geographic basis, net revenues increased in the Europe, Middle East and Africa region (“EMEA”) and Latin America, partially offset by decreased net revenues in Asia and North America.

The segment incurred an operating loss of $121 million in the first quarter of 2012, compared to an operating loss of $89 million in the first quarter of 2011. The increase in the operating loss was primarily due to (i) higher selling, general and administrative (“SG&A”) expenses to support the growth in smartphone volumes and (ii) a decrease in gross margin, partially offset by a 3% increase in net revenues.

•

In Our Home Business: Net revenues were $884 million in the first quarter of 2012, a decrease of 2% compared to net revenues of $904 million in the first quarter of 2011. The decrease in net revenues in the Home segment was primarily driven by a 4% decrease in net revenues of set-top boxes, reflecting a 10% decrease in shipments of set-top boxes, partially offset by a higher ASP due to a favorable product mix. Net revenues of video and access infrastructure equipment declined slightly. On a geographic basis, net revenues decreased in North America, Latin America and Asia, partially offset by increased net revenues in EMEA.

The segment had operating earnings of $68 million in the first quarter of 2012, compared to operating earnings of $53 million in the first quarter of 2011. The increase in operating earnings was primarily due to (i) an increase in gross margin primarily driven by operational efficiencies and a favorable product mix and (ii) a decrease in SG&A expenditures, primarily due to a non-recurring charge to settle a legal matter during the first quarter of 2011, partially offset by higher research and development (“R&D”) expenditures.

Looking Forward

In August 2011, Motorola Mobility and Google entered into the Merger Agreement pursuant to which Google will acquire the Company. The Merger is subject to various closing conditions, including antitrust clearances in various jurisdictions and other conditions described in the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on October 14, 2011. We currently expect the Merger to be completed during the first half of 2012 following antitrust regulatory approval from China. In all other jurisdictions with pre-closing requirements, the transaction has been investigated and cleared without conditions. It is possible that the failure to timely meet the closing conditions or other factors outside of our control could require us to complete the Merger at a later time or prevent us from completing the Merger altogether.

We expect continued growth, as well as convergence, of industries like wireless, media, computing and the Internet. This is expected to create continued consumer demand for new mobile devices, applications and services. We believe we are well positioned to deliver innovative experiences, both in the home and on the go, and across multiple types of devices, to address these opportunities.

In our Mobile Devices business, we expect continued annual growth in total industry demand over the next several years, particularly in the smartphone and media tablet segments of the market. We expect the overall global mobile device market to remain intensely competitive, particularly in smartphones and media tablets. The largest competitors in the industry, particularly Apple, are expected to continue to be very successful in the marketplace. We also expect certain competitors to significantly expand their smartphone portfolios in 2012 in the markets in which we compete, including several China-based manufacturers. Our strategy is focused on developing and marketing a competitive mobile device portfolio and strengthening our position in priority markets. Our product portfolio priorities include the following: (i) providing a more focused portfolio of mobile devices distributed through carriers, distributors and retailers globally, (ii) software applications, services and accessories for consumers, including cloud based, interactive experiences and a portfolio of accessories that enhance user experiences, and (iii) enterprise-ready devices for business as well as personal use. The balance of our portfolio, including feature phones, iDEN devices, and voice-centric devices will be more limited given the declining opportunity for profitable growth in these segments of the handset industry. Mobile Devices’ market priorities continue to be primarily North America, China and Latin America, followed by Western Europe and other strategic markets. With the growth in industry demand for mobile devices, and by providing compelling consumer experiences and leveraging our brand, we expect to continue to improve the financial performance in our Mobile Devices business.

In our Home business, we expect industry conditions in 2012 to be comparable to 2011, including overall demand levels, competitiveness and pricing pressures. We will leverage our market leadership position and intellectual property to enhance our device portfolio, including advanced high definition and DVR set-top boxes and voice and data gateways. We are focusing our development efforts on innovation that enables our customers to provide converged media experiences through next generation whole-home IP video gateways and multi-screen service enablement. Increasing adoption of IP connected devices, such as smartphones, tablets, PCs and TVs, is enabling new services and increasing broadband demand. These trends are leading service providers to invest in IP networks driving the need for video and broadband infrastructure equipment to optimize their network, increase bandwidth and provide new services. We are focused on balancing our investment in growth market segments, management of our cost structure in the mature market segments and the profitability of the business.

The Company has an industry leading patent portfolio encompassing many wireless, video, and other innovative technologies. We are involved in significant patent litigation with industry competitors and other relevant patent holders. Several of these matters could be resolved during 2012. The outcome of these disputes could have a significant impact on our business and such matters are discussed in “Part II. Item 1. Legal Proceedings” of the Company’s Form 10-Q and “Part I. Item 3. Legal Proceedings” of the Company’s 2011 Form 10-K.

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

Results of Operations

	Three Months Ended
(Dollars in millions)	March 31, 2012	% of Revenue	April 2, 2011	% of Revenue
Net revenues	$3,078		$3,032
Costs of sales	2,324	75.5%	2,277	75.1%

Gross margin	754	24.5%	755	24.9%

Selling, general and administrative expenses	430	14.0%	417	13.8%
Research and development expenditures	366	11.9%	357	11.8%
Other charges	28	0.9%	17	0.5%

Operating loss	(70)	(2.3)%	(36)	(1.2)%

Other income (expense):
Interest income (expense), net	3	0.1%	2	0.0%
Other, net	(2)	—%	(17)	(0.5)%

Total other income (expense)	1	0.1%	(15)	(0.5)%

Loss before income taxes	(69)	(2.2)%	(51)	(1.7)%
Income tax expense	17	0.6%	30	1.0%

Net loss	$(86)	(2.8)%	$(81)	(2.7)%

Three months ended March 31, 2012 compared to three months ended April 2, 2011

Net Revenues

Net revenues were $3.1 billion in the first quarter of 2012, up 2% compared to net revenues of $3.0 billion in the first quarter of 2011. The increase in net revenues reflects a $66 million, or 3%, increase in net revenues in the Mobile Devices segment, partially offset by a $20 million, or 2%, decrease in net revenues in the Home segment. The 3% increase in net revenues in the Mobile Devices segment was primarily driven by an 11% increase in ASP, partially offset by a 3% decrease in unit shipments. The 2% decrease in net revenues in the Home segment was primarily driven by a 4% decrease in net revenues of set-top boxes, reflecting a 10% decrease in shipments of set-top boxes, partially offset by a higher ASP due to favorable product mix. Net revenues of video and access infrastructure equipment declined slightly.

Gross Margin

Gross margin was $754 million, or 24.5% of net revenues, in the first quarter of 2012, compared to $755 million, or 24.9% of net revenues, in the first quarter of 2011. The decrease in gross margin as a percentage of net sales in the first quarter of 2012 compared to the first quarter of 2011 reflects a decrease in gross margin percentage in the Mobile Devices segment, partially offset by an increase in the Home segment. The Company’s overall gross margin as a percentage of net revenues can be impacted by the proportion of overall net revenues generated by its various businesses.

Selling, General and Administrative Expenses

SG&A expenses increased 3% to $430 million, or 14.0% of net revenues, in the first quarter of 2012, compared to $417 million, or 13.8% of net revenues, in the first quarter of 2011. The increase in SG&A expenses reflects higher SG&A expenses in the Mobile Devices segment, partially offset by lower SG&A expenses in the Home segment, primarily due to the absence in the first quarter of 2012 of a comparable non-recurring charge to settle a legal matter. The increase in the Mobile Devices segment was to support the growth in smartphone volumes. SG&A expenses as a percentage of net revenues increased in the Mobile Devices segment and decreased in the Home segment.

Research and Development Expenditures

R&D expenditures increased 3% to $366 million, or 11.9% of net revenues, in the first quarter of 2012, compared to $357 million, or 11.8% of net revenues, in the first quarter of 2011. The increase in R&D expenditures reflects higher R&D expenditures in the Home segment, partially offset by a slight decrease in R&D in the Mobile Devices segment. R&D expenses as a percentage of net revenues increased in the Home segment and decreased in the Mobile Devices segment. The Company participates in very competitive industries with constant changes in technology and, accordingly, the Company continues to believe that a strong commitment to R&D is required to drive long-term growth.

Other Charges

The Company recorded net charges of $28 million in Other charges in the first quarter of 2012, compared to net charges of $17 million in the first quarter of 2011. The charges in the first quarter of 2012 were primarily comprised of $17 million of charges related to the proposed Merger with Google and $11 million of charges relating to the amortization of intangibles. The charges in the first quarter of 2011 were primarily comprised of $16 million of charges relating to the amortization of intangibles.

Interest Income (Expense), Net

Net interest income was $3 million in the first quarter of 2012, compared to net interest income of $2 million in the first quarter of 2011. Net interest income in the first quarter of 2012 includes interest income of $5 million, partially offset by interest expense of $2 million. Net interest income in the first quarter of 2011 includes interest income of $4 million, partially offset by interest expense of $2 million.

Other, Net

Net expense classified as Other, as presented in Other income (expense), was $2 million in the first quarter of 2012, compared to $17 million in the first quarter of 2011. The net expense in the first quarter of 2012 was primarily comprised of $3 million of investment impairment costs. The net expense in the first quarter of 2011 was primarily comprised of $12 million of foreign currency costs.

Income Tax Expense

The Company recorded income tax expense of $17 million in the first quarter of 2012 as compared to $30 million in the first quarter of 2011. The expense for both the first quarters of 2012 and 2011 was comprised of taxes on foreign earnings and foreign withholding taxes on royalty and other income. The Company has not recorded a tax benefit on its U.S. losses due to its recent history of cumulative U.S. losses.

The Company’s tax provision may change from period to period based on non-recurring events, such as the settlement of tax audits, changes in valuation allowances and the tax impact of significant unusual or extraordinary items. The Company’s tax provision will also change due to the level of pre-tax income or loss and its geographic mix.

Net Loss

The Company incurred a loss before income taxes of $69 million in the first quarter of 2012, compared with a loss before income taxes of $51 million in the first quarter of 2011. After taxes, the Company incurred a net loss of $86 million in the first quarter of 2012, compared to a net loss of $81 million in the first quarter of 2011.

The increase in the loss before income taxes in the first quarter of 2012 compared to the first quarter of 2011 was primarily attributable to a $11 million increase in Other charges and a $13 million increase in SG&A expenses, partially offset by a $15 million decrease in Other, as presented in Other income (expense).

Segment Results

The following commentary should be read in conjunction with the financial results of each operating business segment as detailed in Note 10, “Segment Information,” to the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2012. Net revenues and operating results for the Company’s two operating business segments for the three months ended March 31, 2012 and April 2, 2011 are presented below.

Mobile Devices Segment

The Mobile Devices segment designs, manufactures, sells and services wireless mobile devices, including smartphones and media tablets, with integrated software and accessory products, and licenses intellectual property. For the first quarter of 2012, the segment’s net revenues represented 71% of the Company’s consolidated net revenues, compared to 70% for the first quarter of 2011.

	Three Months Ended
(Dollars in millions)	March 31, 2012	April 2, 2011	% Change
Segment net revenues	$2,194	$2,128	3%
Operating loss	(121)	(89)	36%

Three months ended March 31, 2012 compared to three months ended April 2, 2011

In the first quarter of 2012, the segment’s net revenues were $2.2 billion, an increase of 3% compared to net revenues of $2.1 billion in the first quarter of 2011. The increase in net revenues was primarily driven by an 11% increase in average selling price, partially offset by a 3% decrease in unit shipments. On a geographic basis, net revenues increased in the Europe, Middle East and Africa region and Latin America, partially offset by decreased net revenues in Asia and North America.

The segment incurred an operating loss of $121 million in the first quarter of 2012, compared to an operating loss of $89 million in the first quarter of 2011. The increase in the operating loss was primarily due to (i) higher selling, general and administrative expenses to support the growth in smartphone volumes and (ii) a decrease in gross margin, partially offset by a 3% increase in net revenues. As a percentage of net revenues in the first quarter of 2012 as compared to the first quarter of 2011, gross margin and R&D expenditures decreased and SG&A expenses increased.

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

Handset unit shipments in the first quarter of 2012 were 8.8 million units, a 3% decrease compared to shipments of 9.0 million units in the first quarter of 2011 and a 14% decrease sequentially compared to shipments of 10.3 million units in the fourth quarter of 2011. Smartphone shipments in the first quarter of 2012 were 5.1 million, a 24% increase compared to shipments of 4.1 million smartphones in the first quarter of 2011 and a 5% decrease sequentially compared to shipments of 5.4 million smartphones in the fourth quarter of 2011. In addition to handsets, we also shipped over 100 thousand media tablet units in the first quarter of 2012.

In the first quarter of 2012, segment ASP increased approximately 11% compared to the first quarter of 2011 and increased approximately 3% compared to the fourth quarter of 2011. The increase in ASP in the first quarter of 2012 as compared to the fourth quarter of 2011 was driven by favorable product mix in the first quarter of 2012. ASP is impacted by numerous factors, including product mix, market conditions and competitive product offerings, and ASP trends often vary over time.

Home Segment

The Home segment designs, manufactures, sells, installs and services set-top boxes for digital video, Internet protocol (“IP”) video, satellite and terrestrial broadcast networks, end-to-end digital video and Internet protocol television (“IPTV”) distribution systems, broadband access network infrastructure platforms, and associated data and voice customer premises equipment and associated software solutions to cable TV and telecommunication service providers. For the first quarter of 2012, the segment’s net revenues represented 29% of the Company’s consolidated net revenues, compared to 30% for the first quarter of 2011.

	Three Months Ended
(Dollars in millions)	March 31, 2012	April 2, 2011	% Change
Segment net revenues	$884	$904	(2)%
Operating earnings	68	53	28%

Three months ended March 31, 2012 compared to three months ended April 2, 2011

In the first quarter of 2012, the segment’s net revenues were $884 million, a decrease of 2% compared to net revenues of $904 million in the first quarter of 2011. The 2% decrease in net revenues was primarily driven by a 4% decrease in net revenues of set-top boxes, reflecting a 10% decrease in shipments of set-top boxes, partially offset by a higher ASP due to a favorable product mix. Net revenues of video and access infrastructure equipment declined slightly.

Revenues from high definition (“HD”) and standard definition (“SD”) set-top boxes decreased primarily due to lower shipments to large telecommunication and cable operators in North America as a result of lower demand. The decrease in unit shipments of HD and SD set-top boxes was partially offset by an increase in high definition / digital video recorder (“HD/DVR”) set-top boxes due to higher demand for DVR capabilities.

On a geographic basis, net revenues decreased in North America, Latin America and Asia, partially offset by increased net revenues in EMEA. Net revenues in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 74% of the segment’s net revenues in the first quarter of 2012, compared to approximately 77% in the first quarter of 2011.

The segment had operating earnings of $68 million in the first quarter of 2012, compared to operating earnings of $53 million in the first quarter of 2011. The increase in operating earnings was primarily due to (i) an increase in gross margin primarily driven by operational efficiencies and a favorable product mix and (ii) a decrease in SG&A expenditures, primarily due to a non-recurring charge to settle a legal matter during the first quarter of 2011, partially offset by higher R&D expenditures. As a percentage of net revenues in the first quarter of 2012 as compared to the first quarter of 2011, gross margin and R&D expenditures increased and SG&A expenditures decreased.

Reorganization of Businesses

During the three months ended March 31, 2012, the Company recorded no additional charges related to restructuring actions under Other charges in the Company’s condensed consolidated statements of operations, and de minimis reversals of reorganization of business charges for accruals no longer needed.

During the three months ended April 2, 2011, the Company recorded $6 million of reversals of reorganization of business charges for accruals no longer needed, including $3 million of separation-related adjustments for employees that remained with our Former Parent and $3 million under Other charges in the Company’s condensed consolidated statements of operations.

The following table displays the net charges (reversals of accruals) incurred by business segment:

Three Months Ended	March 31, 2012	April 2, 2011
Mobile Devices	$—	$(3)
Home	—	—

	$—	$(3)

Cash payments for exit costs and employee separations in connection with these reorganization plans were $15 million during the three months ended March 31, 2012 and $19 million during the three months ended April 2, 2011. The $11 million reorganization of businesses accrual at March 31, 2012 includes (i) $7 million relating to employee separation costs that are expected to be paid in 2012 and (ii) $4 million relating to lease termination obligations that are expected to be paid over a number of years.

Liquidity and Capital Resources

As highlighted in the condensed consolidated statements of cash flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

Cash and Cash Equivalents and Cash Deposits

The Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $3.1 billion at March 31, 2012. At March 31, 2012, $2.1 billion of this amount was held in the U.S. and $1.0 billion was held by the Company or its subsidiaries in other countries. Our intent is to indefinitely reinvest a portion of our earnings from foreign operations. The Company has sufficient U.S. cash and cash equivalents to fund its U.S. operations, without the need for funds from foreign operations. In the event funds from foreign operations are needed to fund operations or other strategic initiatives in the U.S., the Company may incur foreign withholding tax costs in order to distribute the earnings and cash back to the U.S. The Company would not incur a U.S. tax liability as a result of the distribution given its available U.S. tax attributes.

At March 31, 2012, Cash deposits were $429 million, primarily related to various legal disputes. At March 31, 2012, $267 million of this amount was current and $162 million of this amount was non-current.

Deferred Contribution from Former Parent

Our Former Parent agreed to contribute to us an additional $300 million in cash if and when the Former Parent receives cash distributions as a result of the reduction in registered capital of an overseas subsidiary (the “Deferred Contribution”). Since Separation, the Company has received $297 million of the Deferred Contribution from the Former Parent including $72 million received on April 24, 2012.

Operating Activities

The net cash used for operating activities in the first quarter of 2012 was $98 million, compared to $107 million of cash generated from operating activities in the first quarter of 2011. The primary contributor to the net cash usage in the first quarter of 2012 was a $327 million decrease in accounts payable and accrued liabilities, partially offset by a $138 million decrease in net inventories and a $74 million decrease in net accounts receivable. The primary contributors to the net cash generation in the first quarter of 2011 were: (i) a $78 million net decrease in other assets and liabilities, (ii) a $22 million decrease in other current assets, and (iii) a $21 million decrease in net accounts receivable, partially offset by a $16 million increase in net inventories.

Accounts Receivable: The Company’s net accounts receivable were $1.7 billion at March 31, 2012, compared to $1.8 billion at December 31, 2011. Compared to December 31, 2011, net accounts receivable at March 31, 2012 were lower in the Home segment and slightly higher in the Mobile Devices segment. The Company’s businesses sell their products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, the Company’s levels of net accounts receivable can be impacted by the timing and level of sales that are made by its various businesses and by the geographic locations in which those sales are made.

As further described below under “Sales of Receivables,” from time to time, the Company elects to sell accounts receivable to third-parties. The Company’s levels of net accounts receivable can be impacted by the timing and amount of such sales, which can vary by period and can be impacted by numerous factors.

Inventories: The Company’s net inventories were $569 million at March 31, 2012, compared to $701 million at December 31, 2011. The decrease in the Company’s net inventories was reflective of a decrease in net inventory in the Mobile Devices segment. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure delivery to its customers against the risk of inventory excess and obsolescence due to rapidly changing technology and customer demand.

Accounts Payable: The Company’s accounts payable were $1.5 billion at March 31, 2012, compared to $1.7 billion at December 31, 2011. Accounts payable decreased in both segments. The Company buys products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, the Company’s levels of accounts payable can be impacted by the timing and level of purchases made by its various businesses and by the geographic locations in which those purchases are made.

Reorganization of Businesses: The Company has implemented reorganization of businesses plans. Cash payments for exit costs and employee separations in connection with a number of these plans were $15 million in the first quarter of 2012, as compared to $19 million in the first quarter of 2011. Of the $11 million reorganization of businesses accrual at March 31, 2012, $7 million relates to employee separation costs and is expected to be paid over the remainder of 2012. The remaining $4 million in accruals relate to lease termination obligations that are expected to be paid over a number of years.

Investing Activities

Net cash used for investing activities was $319 million in the first quarter of 2012, compared to net cash used of $61 million in the first quarter of 2011. The $258 million increase in net cash used for investing activities was primarily due to a $265 million increase in cash deposits.

Acquisitions and Investments: The Company used $20 million of net cash for acquisitions and new investment activities in the first quarter of 2012, compared to net cash used of $11 million in the first quarter of 2011. The cash used in the first quarter of 2012 and 2011 was primarily for small strategic investments across the Company.

Capital Expenditures: Capital expenditures were $33 million in the first quarter of 2012, compared to $50 million in the first quarter of 2011. The Company’s emphasis in making capital expenditures is to focus on strategic investments driven by customer demand, new design capability and process improvements, including IT systems.

Cash deposits: The Company made cash deposits of $265 million in the first three months of 2012, compared to no cash deposits being made in the first three months of 2011. The cash deposits made in the first three months of 2012 were primarily to enforce court injunctions related to ongoing legal matters outside of the U.S.

Investments: The Company views its investments as an additional source of liquidity. The majority of these securities are available-for-sale and cost-method investments in technology companies. The fair market values of these securities are subject to substantial price volatility. In addition, the realizable values of these securities are subject to market and other conditions. At March 31, 2012, the Company’s available-for-sale equity securities portfolio had an approximate fair market value of $4 million, comprised of a cost basis of $5 million and a net unrealized loss of $1 million. At December 31, 2011, the Company did not have an available-for-sale equity securities portfolio. The Company’s available-for-sale investments are included in Investments in the Company’s condensed consolidated balance sheets.

Financing Activities

Net cash provided by financing activities was $21 million in the first quarter of 2012, compared to $3.1 billion of net cash provided in the first quarter of 2011. Cash provided by financing activities in the first three months of 2012 was primarily comprised of $22 million of cash from stock options being exercised. Cash provided by financing activities in the first three months of 2011 was primarily comprised of $3.0 billion of cash and cash equivalents received from our Former Parent at the time of the Distribution. The contribution from our Former Parent also included $168 million of cash deposits, primarily related to various legal disputes, which are included in Cash deposits in the Company’s condensed consolidated balance sheets.

Credit Facilities

On January 4, 2011, the Company entered into a $500 million unsecured three-year credit agreement (the “Credit Agreement”) with a syndicate of lenders. The Credit Agreement provides for a revolving credit facility and a letter of credit facility, is guaranteed by certain of the Company’s subsidiaries, and contains restrictive covenants. The Company may use any borrowings under the Credit Agreement for general corporate purposes. No obligations are outstanding under the Credit Agreement on the date hereof. Our ability to obtain standby letters of credit, performance bonds, surety bonds (collectively referred to as “Letters of Credit”), credit facilities, and foreign exchange lines primarily depends upon our capitalization, working capital, past performance, management expertise and reputation, and certain external factors, including the condition of the capital markets, the overall capacity of Letters of Credit and foreign exchange markets. Financial institutions providing these instruments consider such factors in addition to their underwriting/credit standards, which may change from time to time.

Sales of Receivables

For the three months ended March 31, 2012 and April 2, 2011, total accounts receivable sold by the Company were $3 million and $31 million, respectively. As of March 31, 2012 and December 31, 2011, there were no accounts receivable outstanding for which the Company retained servicing obligations.

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

Legal Matters:    The Company is involved in various lawsuits, claims and investigations arising in the normal course of business and relating to our business. The Company is currently engaged in significant patent litigation with Microsoft and Apple in many different forums within and outside the U.S., including in the U.S. International Trade Commission (“ITC”). We expect final ITC determinations on the Microsoft patent infringement matter against the Company in May 2012 with a sixty-day presidential review period subject to any applicable bonding requirements. An ultimate loss for the Company in an ITC action could result in a prohibition on importing infringing products or products incorporating infringing components into the U.S. The Company’s manufacturing is conducted outside the U.S. and we import all of our products into the U.S. An ultimate loss in the ITC also could necessitate workarounds to shift to non-infringing products or limit certain features of our products, increasing costs. Such patent litigation also could result in increased costs for the Company associated with damages, development of non-infringing products, and licenses under the subject intellectual property.

In the opinion of management, the ultimate disposition of these various matters is not expected to have a material adverse effect on Motorola Mobility’s consolidated financial position, liquidity or results of operations. However, an unfavorable resolution could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations in the periods in which the matters are ultimately resolved. If the Company is prohibited from importing infringing products into the U.S. and the scope of the prohibition impacts a meaningful portion of the Company’s products, disposition of such an ITC matter could have a material impact on Motorola Mobility’s consolidated financial position, liquidity or results of operations. See “Part II. Item 1. Legal Proceedings” for more details.

Tax and Regulatory Proceedings in Brazil:    The Company had approximately $157 million of cash deposits, including accrued interest, related to various legal disputes in Brazil, which are included in non-current Cash deposits in the Company’s condensed consolidated balance sheet as of March 31, 2012. This amount may increase before the end of the year because a trade compliance matter is pending in the intermediate administrative level and may be resolved at that level before the end of the year. If we receive an adverse ruling and are forced to continue to dispute the matter in Brazil’s judicial system, we would be required to deposit approximately $331 million, based on the exchange rate in effect at March 31, 2012, of additional collateral with the Brazil judicial system, which could be in the form of cash, bank or insurance bonds or pledged assets.

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

As of March 31, 2012 and December 31, 2011, the Company had outstanding foreign exchange contracts with notional values totaling $564 million and $546 million, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company’s condensed consolidated statements of operations.

The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of March 31, 2012 and the corresponding positions as of December 31, 2011:

	Notional Amount
Net Buy (Sell) by Currency	March 31, 2012	December 31, 2011
Euro	$(343)	$(154)
British Pound	(27)	(10)
Chinese Yuan	31	191
Brazilian Real	41	37
Canadian Dollar	46	47

Interest Rate Risk

At March 31, 2012 and December 31, 2011, the Company did not have any interest rate agreements in place.

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

Forward-Looking Statements

Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of applicable federal securities law. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and generally include words such as “believes”, “expects”, “intends”, “anticipates”, “estimates” and similar expressions. We can give no assurance that any future results or events discussed in these statements will be achieved. Any forward-looking statements represent our views only as of today and should not be relied upon as representing our views as of any subsequent date. Readers are cautioned that such forward-looking statements are subject to a variety of risks and uncertainties that could cause our actual results to differ materially from the statements contained in this Form 10-Q. Forward-looking statements include, but are not limited to, for example: (1) the ability of the Company and Google Inc. to consummate the proposed transaction and the satisfaction of the conditions precedent to the consummation of the proposed transaction, including the ability to secure regulatory and other approvals at all or in a timely manner; (2) our business strategies, plans and objectives, including the anticipated impact of such strategies, plans and objectives; (3) our future operating and financial performance; (4) our future investment strategies; (5) future levels of revenues, operating margins, income from operations, net income, earnings per share and other financial information; (6) expectations regarding the Company’s ability to finance its operations and its ability to obtain, and the cost of, letters of credit, credit facilities and foreign exchange lines; (7) future hedging activities; (8) anticipated levels of demand for our products and services; (9) expectations regarding our research and development activities and intellectual property, including expectations regarding the competitiveness of the patent portfolio; (10) expectations regarding patent litigation, including trends and the impact and timing of a potentially negative result for the Company; (11) the success or timing of completion of ongoing or anticipated capital or maintenance projects; (12) expectations regarding opportunities for growth; (13) expectations regarding availability of materials and components, energy supplies and labor; (14) the resolution, potential effects and timing of judicial or other proceedings on our business, financial condition, results of operations, cash flows and liquidity; (15) the potential effect of the financial markets on our business, financial condition, results of operations, cash flows and liquidity; (16) the anticipated effects of actions of third-parties such as competitors, counterparties, or federal, foreign, state or local regulatory authorities, or plaintiffs in litigation; and (17) statements that describe the proposed Merger transaction with Google, including its financial impact, and other statements of management’s beliefs, intentions or goals. Motorola Mobility undertakes no obligation to publicly update any forward-looking statement or risk factor, whether as a result of new information, future events or otherwise, except as required by law.

Some of the risk factors that affect the Company’s business and financial results are discussed in “Item 1A: Risk Factors” on pages 14 through 34 of our 2011 Annual Report on Form 10-K. We wish to caution the reader that the risk factors discussed in each of these documents and those described in our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

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

(b) Changes in internal control over financial reporting.    There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On November 5, 2010, the ITC instituted the investigation. Microsoft subsequently dropped its patent infringement claims with respect to two patents in the ITC investigation. On December 20, 2011, the Administrative Law Judge found that the Company infringed one or more claims of one asserted Microsoft patent. The Administrative Law Judge did not find a violation for six other Microsoft patents. Microsoft and the Company have filed petitions to review the findings of the Administrative Law Judge. On March 2, 2012, the ITC gave notice that it will review the administrative law judge’s initial determination on validity for one remaining Microsoft patent. We expect the ITC will issue a final determination by May 18, 2012.

On November 9, 2010, Microsoft filed a complaint in the United States District Court for the Western District of Washington against Motorola, Inc. and Motorola Mobility, Inc. (the “Motorola Defendants”) alleging that the Motorola Defendants breached a contractual obligation to license certain patents related to 802.11 wireless networking technology and H.264 video coding technology on reasonable and non-discriminatory terms and conditions. The complaint seeks unspecified monetary damages and injunctive relief including a declaration that the Motorola Defendants have not offered royalties to Microsoft under reasonable rates with reasonable terms and conditions that are demonstrably free of any unfair discrimination. On February 23, 2011, Microsoft amended the complaint to add General Instrument Corporation (our indirect wholly owned subsidiary) as a defendant. On April 12, 2012, Microsoft obtained a temporary restraining order against the Motorola Mobility defendants that could impact enforcement of any injunctions that may issue against Microsoft products based on H.264 standards essential patents currently pending in Germany.

In November 2010, Motorola Mobility, Inc. and General Instrument Corporation (our indirect wholly owned subsidiary) filed complaints alleging patent infringement against Microsoft in the ITC and in the U.S. District Courts for the Southern District of Florida, Motorola Mobility, Inc. v. Microsoft Corporation, and the Western District of Wisconsin, Motorola Mobility, Inc. and General Instrument Corporation v. Microsoft Corporation and Motorola Mobility, Inc. and General Instrument Corporation v. Microsoft Corporation. The ITC matter is entitled In the Matter of Certain Gaming and Entertainment Consoles, Related Software, and Components Thereof (Inv. No. 337-TA-752). Among the complaints, Motorola Mobility, Inc. and General Instrument Corporation are asserting infringement of claims in seventeen patents by Microsoft’s PC and Server software, Windows mobile software and Xbox products. The ITC complaint seeks exclusion and cease and desist orders. On December 23, 2010, the ITC instituted the investigation. The District Court complaints seek monetary damages and injunctive relief. In December 2010 and February 2011, Motorola Mobility, Inc. subsequently asserted claims of four additional patents in the Western District of Wisconsin, Motorola Mobility, Inc. v. Microsoft Corporation. On April 23, 2012, the administrative law judge found violations for four out of five Motorola Mobility and General Instrument Corporation patents. The final determination is currently scheduled for August 23, 2012.

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

On June 24, 2011, Motorola Mobility, Inc. filed counterclaims against Microsoft in the ITC proceeding which we subsequently removed to the Northern District of California, and instituted a new action in the Northern District of California, Motorola Mobility, Inc. v. Microsoft Corporation, alleging that Microsoft Corporation breached commitments to license certain patents. The counterclaims include breach of contract, promissory estoppel, violation of Section 2 of the Sherman Act and unfair competition. The counterclaims have been transferred to the U.S. District Court for the Western District of Washington.

In July 2011, Motorola Mobility, Inc. and General Instrument Corporation filed patent infringement complaints in Mannheim, Germany alleging that Microsoft Deutschland GmbH infringes three patents owned by Motorola Mobility, Inc. and General Instrument Corporation.

Later in 2011, Microsoft filed patent infringement complaints in Munich, Germany and Mannheim, Germany alleging that Motorola Mobility Germany GmbH infringed utility patents owned by Microsoft. On December 20, 2011, Microsoft applied for an ex parte injunction in Munich, Germany against Motorola RAZR sold in Germany alleging infringement of one patent. The court denied the request but set a hearing for April 4, 2012. After the hearing, the court denied Microsoft’s request for a preliminary injunction.

Motorola Mobility, Inc. v. Apple Inc.

On October 6, 2010, Motorola Mobility, Inc. filed a complaint alleging patent infringement against Apple Inc. with the ITC. The matter is entitled In the Matter of Certain Wireless Communication Devices, Portable Music and Data Processing Devices, Computers and Components Thereof (Inv. No. 337-TA-745). The complaint alleges that Apple Inc. directly infringes, contributorily infringes and/or induces others to infringe claims of six patents by importing and selling in the United States after importation certain wireless communication devices, portable music and data processing devices, computers, and components thereof without the authorization of Motorola Mobility, Inc. The complaint seeks the issuance of an exclusion order barring from entry into the United States certain products and a cease and desist order prohibiting Apple from importing, marketing and distributing certain products and other related activities. On November 8, 2010, the ITC instituted the investigation. Motorola Mobility subsequently dropped its patent claims with respect to two patents in the ITC investigation. On April 24, 2012, the administrative law judge found violations for one out of four remaining Motorola Mobility patents in his initial determination. We expect the ITC will issue a final determination by August 24, 2012.

On October 6, 2010, Motorola Mobility, Inc. also filed two complaints for patent infringement against Apple Inc., Motorola Mobility, Inc. v. Apple Inc., in the United States District Court for the Northern District of Illinois (the “Illinois Complaints”). Motorola Mobility, Inc. filed another complaint for patent infringement against Apple, Motorola Mobility, Inc. v. Apple Inc., in the United States District Court for the Southern District of Florida (the “Florida Complaint”). The complaints allege that Apple directly and/or indirectly infringes eighteen Motorola Mobility patents by making, using, offering for sale and selling in the United States certain products and services. On November 9, 2010, Motorola Mobility, Inc. voluntarily dismissed the Illinois Complaints, which were being asserted as counterclaims in the actions brought by Apple on October 29, 2010 in the United States District Court for the Western District of Wisconsin, as described below. On November 18, 2010, Apple counterclaimed in the Southern District of Florida, alleging infringement of six Apple patents by Motorola Mobility, Inc.’s manufacture and sale of mobile devices, set-top boxes and digital video recorders. Apple later dropped its assertions on two patents.

On October 8, 2010, Motorola Mobility, Inc. filed a complaint for declaratory relief against Apple Inc. and NeXT Software, Inc. in Motorola Mobility, Inc. v. Apple Inc. and NeXT Software, Inc., in the United States District Court for the District of Delaware. The complaint seeks a judgment declaring that Motorola Mobility,

Inc. has not infringed, induced the infringement of, or contributed to the infringement of any valid, enforceable claim of twelve patents owned by Apple and NeXT Software, Inc. On December 2, 2010, Apple asserted these twelve patents against Motorola, Inc. and Motorola Mobility, Inc. in the Western District of Wisconsin, seeking to transfer the Delaware action to Wisconsin. The patent assertions of both parties were subsequently transferred to the Northern District of Illinois.

On October 29, 2010, Apple Inc. filed two complaints alleging patent infringement against Motorola, Inc. and Motorola Mobility, Inc. in Apple Inc. v. Motorola, Inc. and Motorola Mobility, Inc., in the United States District Court for the Western District of Wisconsin. The complaints allege infringement of six patents by Motorola, Inc. and Motorola Mobility, Inc. The complaints allege that Motorola, Inc. and Motorola Mobility, Inc. directly infringe, contributorily infringe and/or induce others to infringe the patents-in-suit by making, using, offering for sale and selling in the United States certain mobile devices and related software. The complaint seeks unspecified monetary damages and injunctive relief. On November 9, 2010, Motorola Mobility, Inc. filed counterclaims against Apple to their complaints alleging infringement by Apple of twelve Motorola Mobility, Inc. patents originally asserted by Motorola Mobility, Inc. in the Northern District of Illinois as above. The Western District of Wisconsin transferred the actions to the Northern District of Illinois. A trial is currently scheduled for June 11, 2012 that may involve four Apple patents and three Motorola Mobility, Inc. patents.

On October 29, 2010, Apple Inc. filed a complaint alleging patent infringement against Motorola, Inc. and Motorola Mobility, Inc. with the United States International Trade Commission. The matter is entitled In the Matter of Certain Mobile Devices and Related Software (Inv. No. 337-TA-750). The complaint alleges infringement of three patents by Motorola, Inc. and Motorola Mobility, Inc. The complaint alleges that Motorola, Inc. and Motorola Mobility, Inc. directly infringe, contributorily infringe and/or induce others to infringe the three patents by manufacturing, marketing and selling in the United States mobile devices, such as smartphones, and associated software, including operating systems, user interfaces, and other application software designed for use on, and loaded onto, such devices. The complaint seeks the issuance of an exclusion order barring from entry into the United States certain mobile devices and related software and a cease and desist order prohibiting Motorola from importing, selling, transporting, and other related activities of certain mobile devices and related software. On November 30, 2010, the ITC instituted the investigation. On January 13, 2012, the Administrative Law Judge found that no violation existed for the three asserted Apple patents. Apple has filed a petition to review the findings of the Administrative Law Judge. The ITC reviewed the initial determination and confirmed the finding of no violation on the three asserted Apple patents, terminating the investigation on March 16, 2012.

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

In March and April 2011, Motorola Mobility, Inc. filed patent infringement complaints in Mannheim, Germany alleging that Apple Retail Germany GmbH, Apple Sales International, and Apple Inc. infringe three patents owned by Motorola Mobility, Inc., two of which are standards-essential patents. In December 2011 and February 2012, the court in Mannheim, Germany found that Apple products infringe two of the three Motorola Mobility patents—one standards-essential and one non-essential—and granted injunctions. The injunction on the standard essential patent is currently stayed.

From May to December 2011, Apple Inc. filed patent infringement complaints in Munich, Düsseldorf and Mannheim, Germany alleging that Motorola Mobility, Inc. and Motorola Mobility Germany GmbH infringe utility patents and design patents owned by Apple. The design patents are being asserted against Motorola Mobility’s tablet products. The court in Munich found that two features on certain Motorola Mobility smartphones infringed two of the Apple utility patents and granted an injunction.

In January 2012, Motorola Mobility, Inc. filed a second complaint for patent infringement in the U.S. District court for the Southern District of Florida alleging infringement of six patents (previously asserted in Florida) against new Apple products. Apple filed a counterclaim and asserted infringement of four patents (previously asserted) against new Motorola Mobility products and adding six additional Apple patents to the action. Motorola Mobility responded by amending the complaint and adding six additional Motorola Mobility patents to the action against Apple products.

On February 10, 2012, Apple Inc. and Apple Sales International commenced litigation against Motorola Mobility, Inc. in the U.S. District Court for the Southern District of California in Apple Inc. and Apple Sales International v. Motorola Mobility, Inc. The complaint requests declaratory and injunctive relief based on an alleged breach of contract. Apple alleges that it is a third party beneficiary under a Patent Licensing Agreement between Motorola Mobility, Inc. and Qualcomm, Inc. The complaint alleges that Motorola Mobility’s rights under two patents it is asserting against Apple in Germany are exhausted under the Patent Licensing Agreement and asks the court to enjoin Motorola Mobility from prosecuting and enforcing its claims against Apple in Germany. On April 2, 2012, Apple Inc. and Apple Sales International filed an amended complaint asking the court to limit any relief against Motorola Mobility to certain claims brought by Motorola Mobility against Apple anywhere outside of Germany.

On April 2, 2012, the European Commission, Competition Director-General (the “Commission”) initiated two proceedings to investigate allegations made by Apple on February 17, 2012 and Microsoft on February 23, 2012 that Motorola Mobility has failed to honor the commitment it gave to the European Telecommunications Standards Institute (“ETSI”) that it would license patents it declared essential to certain ETSI standards (“SEPs”) on fair, reasonable and non-discriminatory (“FRAND”) terms. In particular, the Commission will investigate the allegation that Motorola Mobility has infringed the competition rules in licensing negotiations, including by seeking and enforcing injunctions in national courts in relation to some of its ETSI SEPs. On March 2, 2012 and March 11, 2012, respectively, Motorola Mobility responded to the Apple and Microsoft complaints denying the allegations and providing the background of the disputes with Apple and Microsoft.

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

As previously disclosed, we are currently engaged in significant patent litigation with Microsoft and Apple in many different forums within and outside the U.S., including in the ITC. We expect final determinations in the Microsoft ITC 744 proceeding in May 2012 with a sixty-day presidential review period subject to any applicable bonding requirements. An ultimate loss for the Company or its suppliers in an ITC action could result in a prohibition on importing infringing products or products incorporating infringing components into the U.S. In light of the U.S. being a very important market and our substantial manufacturing operations overseas, a prohibition on importation could have a negative impact on the Company, including the inability to import many important products into the U.S. The impact also could necessitate workarounds to shift to non-infringing products or limit certain features of our products. Such patent litigation could also result in increased costs for the Company associated with damages, development of non-infringing products, licenses to the subject intellectual property or, when applicable, difficulties seeking indemnification from suppliers. It may also result in our competitors obtaining additional freedom of action. Intellectual property risks are further discussed in “Part I. Item 1A. Risk Factors”.

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

On February 25, 2011, Motorola Mobility, Inc. and General Instrument Corporation (our indirect wholly owned subsidiary) filed a patent infringement complaint against TiVo in the U.S. District Court for the Eastern District of Texas, Motorola Mobility, Inc. and General Instrument Corporation v. TiVo, Inc. The complaint alleges infringement of three patents by TiVo DVR products, and requests a declaration that two patents of TiVo are invalid and not infringed by certain DVR products of Motorola Mobility, Inc. and General Instrument Corporation. Our complaint asserts that an actual controversy exists between TiVo and Motorola Mobility, Inc./General Instrument Corporation based on TiVo’s accusations of infringement related to our Home business’ DVR products in the TiVo-Verizon lawsuit, Verizon’s indemnification demand to Motorola Mobility, Inc./General Instrument Corporation, and subsequent discovery in the TiVo-Verizon lawsuit directed at our Home business’ DVR products. On March 26, 2012, TiVo filed its Amended Counterclaims to add a new patent and a new party, Time Warner Cable, as a defendant.

On June 2 and 3, 2011, TiVo filed for reexamination with the U.S. patent and trademark office (“PTO”) on the Verizon patents. On July 22, 2011, Verizon filed reexaminations with the PTO on two of the three TiVo patents.

On January 4, 2012, the TiVo v. AT&T matter was settled and on January 6, 2012 it was dismissed by the court.

Rambus Inc. v. Motorola Mobility, Inc., et al.

On December 1, 2010, Rambus Inc. (“Rambus”) commenced an Investigation for patent infringement against several companies including Motorola, Inc. in Certain Semiconductor Chips and Products Containing Same (Inv. No. 337-TA-753) in the U.S. International Trade Commission (“ITC”). The complaint alleges that Motorola, Inc. designs, imports, and sells wireless gateways, wireless routers, DSL modems, set-top boxes, and digital video recorders incorporating at least Broadcom and LSI products that infringe claims of five Rambus patents. The ITC complaint seeks exclusion and cease and desist orders. On December 29, 2010, the ITC instituted the investigation. On February 15, 2011, Motorola Mobility, Inc. was substituted for Motorola, Inc.

On January 17, 2012, the International Trade Commission, terminated the Investigation as to Broadcom in view of the Settlement Agreement and Patent License Agreement executed between Broadcom and Rambus (the “Agreements”). The Agreements also resolve the dispute between Rambus and Broadcom as to products of customer respondents, like Motorola Mobility, to the extent claims are based on Broadcom products incorporated into such customer respondent products. Nvidia, another supplier respondent, settled with Rambus in February 2012 and entered into a license agreement. On February 13, 2012, Nvidia filed a motion to terminate the investigation as to itself and its customers to the extent claims are based on Nvidia products incorporated into customer respondent products. On March 2, 2012, the Administrative Law Judge terminated the investigation as to Motorola Mobility, Inc. On March 29, 2012, the ITC decided not to review that determination.

Digitude Innovations LLC v. Motorola Mobility Holdings, Inc.

On December 2, 2011, Digitude Innovations LLC (“Digitude”) commenced an Investigation for patent infringement against Motorola Mobility Holdings, Inc. in Certain Portable Communication Devices (Inv. No. 337-TA-827) in the U.S. International Trade Commission, and an action for patent infringement in the U.S. District Court for the District of Delaware. On February 10, 2012, Motorola Mobility, Inc. was substituted for Motorola Mobility Holdings, Inc. in the District of Delaware. On February 10, 2012, the Delaware court stayed the district court action pending the ITC investigation. The complaints in both Delaware and the ITC allege infringement of the same four patents. Digitude alleges that Motorola Mobility manufactures, markets, sells and/or imports infringing mobile electronic devices incorporating technology that infringe the patents at issue. The ITC complaint seeks exclusion and cease and desist orders. On April 19, 2012, the parties settled the dispute.

Graphics Properties Holdings, Inc. v. Motorola Mobility Holdings, Inc.

On January 30, 2012, Graphics Properties Holdings, Inc. (“GPH”) filed an Amended International Trade Commission Complaint for patent infringement, adding Motorola Mobility, Inc, and Motorola Mobility Holdings, Inc, to the investigation it commenced in the U.S. International Trade Commission captioned In Re Certain Consumer Electronics and Display Devices and Products Containing Same and an action for patent infringement in the U.S. District Court for the District of Delaware in Graphics Properties Holdings, Inc. v. Motorola Mobility Holdings, Inc. At the request of GPH, the ITC has delayed a vote on whether or not to institute an investigation. Four patents are asserted against components in Motorola Mobility’s products. The Amended Complaint seeks a limited exclusion and cease and desist orders. In March 2012, Motorola Mobility settled the dispute with GPH and the legal proceedings were dismissed with prejudice.

Personal Injury Cases

Cases relating to Wireless Telephone Usage

Dahlgren v. Motorola, Inc., et al.

On September 9, 2002, Dahlgren v. Motorola, Inc., et al., was filed in the D.C. Superior Court containing class claims alleging deceptive and misleading actions by defendants for failing to disclose the alleged “debate” related to the safety of wireless phones reflected in studies that allegedly show wireless phones can cause harm . On December 9, 2005, Plaintiff filed an amended complaint in Dahlgren. On March 5, 2008, the court stayed Dahlgren pending the outcome of Murray v. Motorola, Inc., et al. After the Murray decision, the Court lifted the stay and the Plaintiff amended the complaint to remove the class allegations and sue in a representative capacity on behalf of the General Public of the District of Columbia. Dahlgren seeks treble damages or statutory damages in the amount of $1,500 per violation, whichever is greater, disgorgement of profits, punitive damages, attorneys’ fees, costs or disbursements. On July 8, 2010, the court granted Defendant’s motion to dismiss in part and denied it in part. The court dismissed claims asserting that Defendants failed to disclose the “safety debate” regarding cellular telephones and certain claims pre-dating October 2000. The court denied Defendants’ argument that federal preemption barred Plaintiff’s claims in their entirety. Plaintiff filed a third amended complaint on September 21, 2010. On March 15, 2012, the D.C. Superior Court entered summary judgment in favor of Motorola Mobility. Plaintiff did not appeal and the judgment is final.

Jean Brooks, individually and as the representative of the Estate of Herbert Brooks v. Motorola Mobility, Inc. et. al.

On April 12, 2012, Jean Brooks, individually and as the representative of the Estate of Herbert Brooks filed suit in the Superior Court for the District of Columbia alleging that use of cellular phone caused Mr. Brooks’ brain cancer. The complaint contains counts for fraud and intentional misrepresentation, negligent misrepresentation, strict liability, failure to warn, negligence, breach of implied warranty, loss of consortium, survival, and wrongful death. The complaint seeks $50 million in compensatory damages plus punitive damages.

Tax Proceedings in Brazil

Brazilian tax authorities have proposed assessments against the Company’s Brazilian subsidiary relating to various technology transfer taxes, duties, value added taxes, certain other taxes and labor related matters related to the subsidiary’s operations for calendar years 1997 through 2010. As of March 31, 2012, these assessments collectively represent reasonably possible loss contingencies under the applicable accounting standards of up to approximately $449 million, based on the exchange rate in effect at March 31, 2012, including interest and penalties. However, the Company is vigorously disputing these matters, believes it has valid defenses that are supported by the law, and believes that this amount is not a meaningful indicator of liability. These matters are progressing through the multiple levels of administrative and judicial review available in Brazil. Although we are vigorously disputing these matters, in the event of a loss of these matters at the intermediate administrative level, in order to continue to dispute the matters in Brazil’s judicial system, the Company may be required to deposit additional cash, bank or insurance bonds or pledge assets while the underlying matter is pending judicial review to cover an amount equal to the full value of the alleged tax assessment plus penalties and interest, which may negatively impact the Company’s cash liquidity, potentially significantly in some cases. Due to the complexities and uncertainty surrounding the administrative and judicial process in Brazil and the nature of the claims asserted, we do not expect a final resolution of these matters for several years.

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

Item 1A. Risk Factors

The reader should carefully consider, in connection with the other information in this report, the factors discussed in “Part I. Item 1A. Risk Factors” on pages 14 through 34 of the Company’s 2011 Annual Report on Form 10-K. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Exhibits
*31.1	Certification of Dr. Sanjay K. Jha pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Marc E. Rothman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Dr. Sanjay K. Jha pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Marc E. Rothman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Scheme Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Motorola Mobility Holdings, Inc.

By:	/s/ MARK R. VALENTINE
Mark R. Valentine Vice President and Controller (Principal Accounting Officer)

Date: May 1, 2012

EXHIBIT INDEX

Exhibit No.	Exhibits
*31.1	Certification of Dr. Sanjay K. Jha pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Marc E. Rothman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Dr. Sanjay K. Jha pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Marc E. Rothman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Scheme Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.